Form 10-Q
period 1995-09-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 1995-11-09
CIK 825881

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-17707


               Southwest Oil & Gas Income Fund VIII-A, L.P.
                  (Exact name of registrant as specified
                   in its limited partnership agreement)

Delaware                                           75-2220097
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                       407 N. Big Spring, Suite 300
                           Midland, Texas 79701
                 (Address of principal executive offices)

                              (915) 686-9927
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes   X   No

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION


Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1994 which are found in the Registrant's Form 10-K Report for 1994 filed with the Securities and Exchange Commission. The December 31, 1994 balance sheet included herein has been taken from the Registrant's 1994 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                              Balance Sheets


                                               September 30,  December 31,
                                                   1995           1994
                                               -------------  ------------
                                                (unaudited)
      Assets

Current assets:
  Cash                                       $      42,978        37,115
  Receivable from Managing General Partner         137,952       120,250
                                                 ---------     ---------
    Total current assets                           180,930       157,365
                                                 ---------     ---------
Oil and gas properties - using the full
 cost method of accounting                       5,512,535     5,545,952
  Less accumulated depreciation,
   depletion and amortization                    3,925,109     3,768,109
                                                 ---------     ---------
    Net oil and gas properties                   1,587,426     1,777,843
                                                 ---------     ---------
                                             $   1,768,356     1,935,208
                                                 =========     =========
     Liabilities and Partners' Equity

Current liabilities:
  Accounts payable                           $      30,647         2,768
  Distributions payable                                478           242
                                                 ---------     ---------
    Total current liabilities                       31,125         3,010
                                                 ---------     ---------
Partners' equity:
  General partners                                  16,450        15,996
  Limited partners                               1,720,781     1,916,202
                                                 ---------     ---------
    Total partners' equity                       1,737,231     1,932,198
                                                 ---------     ---------
                                             $   1,768,356     1,935,208
                                                 =========     =========

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Operations
                                (unaudited)


                               Three Months Ended     Nine Months Ended
                                  September 30,         September 30,
                                 1995       1994       1995         1994
                                 ----       ----       ----         ----
      Revenues

Oil and gas revenue         $  330,993    329,085    1,142,639     955,699
Interest income from
 operations                        597        620        1,529       1,092
                               -------    -------    ---------   ---------
                               331,590    329,705    1,144,168     956,791
                               -------    -------    ---------   ---------
      Expenses

Production                     293,431    253,359      786,200     701,334
General and administrative      24,705     25,937       85,925      89,339
Depreciation, depletion and
 amortization                   47,000     87,000      157,000     250,000
                               -------    -------    ---------   ---------
                               365,136    366,296    1,029,125   1,040,673
                               -------    -------    ---------   ---------
Net income (loss)           $  (33,546)   (36,591)     115,043     (83,882)
                               =======    =======    =========   =========
Net income (loss) allocated
 to:

  Managing General Partner  $    1,211      4,537       24,484      14,951
                               =======    =======    =========   =========
  General partner           $      135        504        2,720       1,661
                               =======    =======    =========   =========
  Limited partners          $  (34,892)   (41,632)      87,839    (100,494)
                               =======    =======    =========   =========
  Per limited partner unit  $    (2.57)     (3.06)        6.46       (7.39)
                               =======    =======    =========   =========

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                       Nine Months Ended
                                                         September 30,
                                                        1995        1994
                                                        ----        ----
Cash flows from operating activities:

  Cash received from oil and gas sales            $  1,123,472     959,920
  Cash paid to suppliers                              (842,781)   (748,255)
  Interest received                                      1,529       1,092
                                                     ---------     -------
    Net cash provided by operating
     activities                                        282,220     212,757
                                                     ---------     -------
Cash flows from investing activities:

  Sale of oil and gas properties                        74,337        -
  Additions to oil and gas properties                  (40,920)    (22,565)
                                                     ---------     -------
    Net cash provided by (used in)
     investing activities                               33,417     (22,565)
                                                     ---------     -------
Cash used in financing activities:

  Distributions to partners                           (309,774)   (147,116)
                                                     ---------     -------
    Net increase in cash                                 5,863      43,076

Cash:
  Beginning of period                                   37,115      15,668
                                                     ---------     -------
  End of period                                   $     42,978      58,744
                                                     =========     =======

                                                                (continued)

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                                (unaudited)


                                                         Nine Months Ended
                                                           September 30,
                                                          1995       1994
                                                          ----       ----
Reconciliation of net income (loss)
 to net cash provided by operating
 activities:

Net income (loss)                                    $  115,043    (83,882)

Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:

  Depreciation, depletion and amortization              157,000    250,000
  (Increase) decrease in accounts receivable            (19,167)     4,221
  Increase in accounts payable                           29,344     42,418
                                                        -------    -------
Net cash provided by operating activities            $  282,220    212,757
                                                        =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Oil & Gas Income Fund VIII-A, L.P. was organized as a Delaware limited partnership on November 30, 1987. The offering of such limited partnership interests began on March 31, 1988, minimum capital requirements were met on July 6, 1988, and the offering concluded on March 31, 1989, with total limited partner contributions of $6,798,000.

The Partnership was formed to acquire interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties are not reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves.

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, increases and decreases in lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farmout arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1995 and 1994

The following table provides certain information regarding performance factors for the quarters ended September 30, 1995 and 1994:

                                               Three Months
                                                   Ended        Percentage
                                               September 30,     Increase
                                               1995     1994    (Decrease)
                                               ----     ----    ----------
Average price per barrel of oil             $   16.23    16.72     (3%)
Average price per mcf of gas                $    2.02     1.91      6%
Oil production in barrels                      17,100   16,200      6%
Gas production in mcf                          26,800   30,600    (12%)
Gross oil and gas revenue                   $ 330,993  329,085      1%
Net oil and gas revenue                     $  37,562   75,726    (50%)
Partnership distributions                   $  84,500   59,000     43%
Limited partner distributions               $  76,050   53,100     43%
Per unit distribution to limited partners   $    5.59     3.91     43%
Number of limited partner units                13,596   13,596

Revenues

The Partnership's oil and gas revenues increased to $330,993 from $329,085 for the quarters ended September 30, 1995 and 1994, respectively, an increase of 1%. The principal factors affecting the comparison of the quarters ended September 30, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994 by 3%, or $.49 per barrel, resulting in a decrease of approximately $7,900 in revenues. Oil sales represented 84% of total oil and gas sales during the quarter ended September 30, 1995 as compared to 82% during the quarter ended September 30, 1994.

    The average price for an mcf of gas received by the Partnership increased during the same period by 6%, or $.11 per mcf, resulting in an increase of approximately $3,400 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $4,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 900 barrels or 6% during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994, resulting in an increase of approximately $14,600 in revenues.

    Gas production decreased approximately 3,800 mcf or 12% during the same period, resulting in a decrease of approximately $7,700 in revenues.

    The net total increase in revenues due to the change in production is approximately $6,900.

Costs and Expenses

Total costs and expenses decreased to $365,136 from $366,296 for the quarters ended September 30, 1995 and 1994, respectively, a decrease of less than 1%. The decrease is the result of a decrease in general and administrative expense and depletion, offset by an increase in lease operating costs.

1. Lease operating costs and production taxes were 16% higher, or approximately $40,100 more during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994. The increase is a result of workover costs incurred in 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $1,200 during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994.

3.  Depletion expense decreased to $47,000 for the quarter ended
    September 30, 1995 from $87,000 for the same period in 1994. This represents a decrease of 46%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Although oil and gas revenues increased for the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994, the decrease in depletion expense is the result of the change in oil prices since 1994.

B.  General Comparison of the Nine Month Periods Ended September 30, 1995 and
    1994

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1995 and 1994:

                                               Nine Months
                                                  Ended         Percentage
                                              September 30,      Increase
                                              1995      1994    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $     16.92    15.08     12%
Average price per mcf of gas              $      2.06     2.01      2%
Oil production in barrels                      56,900   50,000     14%
Gas production in mcf                          87,500   99,900    (12%)
Gross oil and gas revenue                 $ 1,142,639  955,699     20%
Net oil and gas revenue                   $   356,439  254,365     40%
Partnership distributions                 $   310,010  147,000    111%
Limited partner distributions             $   283,260  132,300    114%
Per unit distribution to limited partners $     20.83     9.73    114%
Number of limited partner units                13,596   13,596

Revenues

The Partnership's oil and gas revenues increased to $1,142,639 from $955,699 for the nine months ended September 30, 1995 and 1994, respectively, an increase of 20%. The principal factors affecting the comparison of the nine months ended September 30, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 by 12%, or $1.84 per barrel, resulting in an increase of approximately $92,000 in revenues. Oil sales represented 84% of total oil and gas sales during the nine months ended September 30, 1995 as compared to 79% during the nine months ended September 30, 1994.

    The average price for an mcf of gas received by the Partnership increased during the same period by 2%, or $.05 per mcf, resulting in an increase of approximately $5,000 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $97,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 6,900 barrels or 14% during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, resulting in an increase of approximately $116,700 in revenues.

    Gas production decreased approximately 12,400 mcf or 12% during the same period, resulting in a decrease of approximately $25,500 in revenues.

    The net total increase in revenues due to the change in production is approximately $91,200. The increase is a result of successful workovers.

Costs and Expenses

Total costs and expenses decreased to $1,029,125 from $1,040,673 for the nine months ended September 30, 1995 and 1994, respectively, a decrease of 1%.
The decrease is the result of a decrease in general and administrative expense and depletion, offset by an increase in lease operating costs.

1. Lease operating costs and production taxes were 12% higher, or approximately $84,900 more during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The increase is a result of workover costs incurred in 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $3,400 during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

3. Depletion expense decreased to $157,000 for the nine months ended September 30, 1995 from $250,000 for the same period in 1994. This represents a decrease of 37%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Although oil and gas revenues increased for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, the decrease in depletion expense is the result of the change in oil prices since 1994.

Liquidity and Capital Resources

The primary source of cash is from profitable operations. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $282,200 in the nine months ended September 30, 1995 as compared to approximately $212,800 in the nine months ended September 30, 1994. Primary source of the 1995 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $33,400 in the nine months ended September 30, 1995 as compared to approximately $22,600 of cash used in the nine months ended September 30, 1994.

Cash flows used in financing activities were approximately $309,800 in the nine months ended September 30, 1995 as compared to approximately $147,100 in the nine months ended September 30, 1994. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1995 were $310,010 of which $283,260 was distributed to the limited partners and $26,750 was distributed to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $20.83. Total distributions during the nine months ended September 30, 1994 were $147,000, of which $132,300 was distributed to the limited partners and $14,700 was distributed to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1994 was $9.73. The sources for the 1995 distributions of $310,010 were oil and gas operations of approximately $282,200 and sale of oil and gas properties of approximately $74,300, offset by additions to oil and gas properties of approximately $40,900, resulting in excess cash for contingencies or subsequent distributions. The source for the 1994 distributions of $147,000 was oil and gas operations of approximately 212,800, offset by additions to oil and gas properties of approximately $22,600, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $5,457,025 have been made to the partners. As of September 30, 1995, $4,949,854 or $364.07 per limited partner unit has been distributed to the limited partners, representing a 73% return of the capital contributed.

As of September 30, 1995, the Partnership had approximately $149,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  None
         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND VIII-A, L.P.
                                 a Delaware limited partnership


                                 By:  Southwest Royalties, Inc.
                                      Managing General Partner


Date:  November 9, 1995         By:  /s/ Bill E. Coggin
                                      ------------------------------
                                      Bill E. Coggin, Vice President
                                      and Chief Financial Officer