Form 10-Q
period 1996-03-31
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 1996-05-13
CIK 825881

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

                            Yes   X   No

         The total number of pages contained in this report is 12.

PAGE

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three month period ended
March 31, 1996 are not necessarily indicative of the results that may be expected for the full year.

PAGE

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1996            1995
                                                 ---------     ------------
                                                (unaudited)

    Assets

Current assets:
  Cash and cash equivalents                   $     41,246         38,356
  Receivable from Managing General
   Partner                                         160,359        147,157
                                                 ---------      ---------
    Total current assets                           201,605        185,513
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  5,463,106      5,501,878
  Less accumulated depreciation,
   depletion and amortization                    3,965,109      3,925,109
                                                 ---------      ---------
    Net oil and gas properties                   1,497,997      1,576,769
                                                 ---------      ---------
                                              $  1,699,602      1,762,282
                                                 =========      =========

   Liabilities and Partners' Equity

Current liabilities:
  Accounts payable                            $      6,050          -
  Distributions payable                                545            536
                                                 ---------      ---------
    Total current liabilities                        6,595            536
                                                 ---------      ---------
Partners' equity:
  General partners                                  17,141         18,943
  Limited partners                               1,675,866      1,742,803
                                                 ---------      ---------
    Total partners' equity                       1,693,007      1,761,746
                                                 ---------      ---------
                                              $  1,699,602      1,762,282
                                                 =========      =========







PAGE

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----
    Revenues

Oil and gas revenue                                 $   392,827    410,323
Interest income from operations                             325        481
                                                        -------    -------
                                                        393,152    410,804
                                                        -------    -------
    Expenses

Production                                              256,728    257,218
General and administrative                               34,451     35,945
Depreciation, depletion and
 amortization                                            40,000     63,000
                                                        -------    -------
                                                        331,179    356,163
                                                        -------    -------
Net income                                          $    61,973     54,641
                                                        =======    =======
Net income allocated to:

  Managing General Partner                          $     9,178     10,588
                                                        =======    =======
  General partner                                   $     1,020      1,176
                                                        =======    =======
  Limited partners                                  $    51,775     42,877
                                                        =======    =======
    Per limited partner unit                        $      3.81       3.15
                                                        =======    =======














PAGE

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Cash flows from operating activities:

  Cash received from oil and
   gas sales                                        $   363,383    375,418
  Cash paid to suppliers                               (271,887)  (276,949)
  Interest received                                         325        481
                                                        -------    -------
    Net cash provided by
     operating activities                                91,821     98,950
                                                        -------    -------
Cash flows from investing activities:

  Sale of oil and gas properties                         43,259       -
  Additions to oil and gas
   properties                                            (1,487)    (3,423)
                                                        -------    -------
    Net cash provided by (used in)
      investing activities                               41,772     (3,423)
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (130,703)  (112,644)
                                                        -------    -------
    Net increase (decrease) in cash                       2,890    (17,117)

Cash and cash equivalents:
  Beginning of period                                    38,356     37,115
                                                        -------    -------
  End of period                                     $    41,246     19,998
                                                        =======    =======

                                                                (continued)






PAGE

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    61,973     54,641

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

  Depreciation, depletion and
   amortization                                          40,000     63,000
  Increase in receivables                               (29,403)   (34,905)
  Increase in payables                                   19,251     16,214
                                                        -------    -------
Net cash provided by operating
 activities                                         $    91,821     98,950
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

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, increases and decreases in lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

PAGE

Results of Operations

A. General Comparison of the Quarters Ended March 31, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended March 31, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   18.23     16.71       9%
Average price per mcf of gas              $    2.31      2.12       9%
Oil production in barrels                    18,000    20,500     (12%)
Gas production in mcf                        27,900    31,900     (13%)
Gross oil and gas revenue                 $ 392,827   410,323      (4%)
Net oil and gas revenue                   $ 136,099   153,105     (11%)
Partnership distributions                 $ 130,712   113,000      16%
Limited partner distributions             $ 118,712   101,700      17%
Per unit distribution to limited
 partners                                 $    8.73      7.48      17%
Number of limited partner units              13,596    13,596

Revenues

The Partnership's oil and gas revenues decreased to $392,827 from $410,323 for the quarters ended March 31, 1996 and 1995, respectively, a decrease of 4%. The principal factors affecting the comparison of the quarters ended March 31, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 by 9%, or $1.52 per barrel, resulting in an increase of approximately $31,200 in revenues. Oil sales represented 84% of total oil and gas sales during the quarters ended March 31, 1996 and 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 9%, or $.19 per mcf, resulting in an increase of approximately $6,100 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $37,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,500 barrels or 12% during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995, resulting in a decrease of approximately $45,600 in revenues.

    Gas production decreased approximately 4,000 mcf or 13% during the same period, resulting in a decrease of approximately $9,200 in revenues.

    The total decrease in revenues due to the change in production is approximately $54,800. The decrease is a result of downhole problems and property sales.

Costs and Expenses

Total costs and expenses decreased to $331,179 from $356,163 for the quarters ended March 31, 1996 and 1995, respectively, a decrease of 7%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were less than 1% lower, or approximately $500 less during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,500 during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

3. Depletion expense decreased to $40,000 for the quarter ended March 31, 1996 from $63,000 for the same period in 1995. This represents a decrease of 37%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decrease in production for the quarter ended March 31, 1996 as compared to the same period for 1995. Depletion reflected a comparable decline.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $91,800 in the three months ended March 31, 1996 as compared to approximately $99,000 in the three months ended March 31, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $41,800 in the three months ended March 31, 1996 as compared to approximately $(3,400) in the three months ended March 31, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties, offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $130,700 in the three months ended March 31, 1996 as compared to approximately $112,600 in the three months ended March 31, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the three months ended March 31, 1996 were $130,712 of which $118,712 was distributed to the limited partners and $12,000 to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1996 was $8.73. Total distributions during the three months ended March 31, 1995 were $113,000 of which $101,700 was distributed to the limited partners and $11,300 to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1995 was $7.48.

The sources for the 1996 distributions of $130,712 were oil and gas operations of approximately $91,800 and the sale of oil and gas properties of approximately $43,300, offset by additions to oil and gas properties of approximately $1,500, resulting in excess cash for contingencies or subsequent distributions. The source for the 1995 distributions of $113,000 was oil and gas operations of approximately $99,000, offset by additions to oil and gas properties of approximately $3,400, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $5,707,651 have been made to the partners. As of March 31, 1996, $5,176,530 or $380.74 per limited partner unit has been distributed to the limited partners, representing a 76% return of the capital contributed.

As of March 31, 1996, the Partnership had approximately $195,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

PAGE

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

PAGE

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


Date:  May 11, 1996