Form 10-Q
period 1996-06-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 1996-08-12
CIK 825881

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

PAGE

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

PAGE

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1996            1995
                                                ---------      ------------
                                               (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     22,300          38,356
  Receivable from Managing
   General Partner                                171,401         147,157
                                                ---------       ---------
      Total current assets                        193,701         185,513
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 5,453,862       5,501,878
  Less accumulated depreciation,
    depletion and amortization                  4,009,109       3,925,109
                                                ---------       ---------
      Net oil and gas properties                1,444,753       1,576,769
                                                ---------       ---------
                                             $  1,638,454       1,762,282
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distributions payable    $        649             536
                                                ---------       ---------
Partners' equity:
  General partners                                 16,020          18,943
  Limited partners                              1,621,785       1,742,803
                                                ---------       ---------
      Total partners' equity                    1,637,805       1,761,746
                                                ---------       ---------
                                             $  1,638,454       1,762,282
                                                =========       =========

PAGE

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1996       1995      1996       1995

     Revenues

Oil and gas                   $   443,480    401,324    836,307    811,646
Interest                              688        450      1,013        932
                                  -------    -------    -------    -------
                                  444,168    401,774    837,320    812,578
                                  -------    -------    -------    -------

     Expenses

Production                        240,200    235,551    496,928    492,768
General and administrative         25,169     25,274     59,621     61,221
Depreciation, depletion and
  amortization                     44,000     47,000     84,000    110,000
                                  -------    -------    -------    -------
                                  309,369    307,825    640,549    663,989
                                  -------    -------    -------    -------
Net income                    $   134,799     93,949    196,771    148,589
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $    16,092     12,686     25,269     23,273
                                  =======    =======    =======    =======
  General Partner             $     1,788      1,409      2,808      2,586
                                  =======    =======    =======    =======
  Limited Partners            $   116,919     79,854    168,694    122,730
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      8.60       5.87      12.41       9.03
                                  =======    =======    =======    =======

PAGE

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from oil and gas sales              $   787,630    756,057
  Cash paid to suppliers                               (535,116)  (536,432)
  Interest received                                       1,013        932
                                                        -------    -------
      Net cash provided by operating
       activities                                       253,527    220,557
                                                        -------    -------
Cash flows from investing activities:

  Cash received from sale of oil
    and gas properties                                   59,407     72,981
  Additions to oil and gas properties                    (8,391)   (12,893)
                                                        -------    -------
      Net cash provided by investing
       activities                                        51,016     60,088
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (320,599)  (225,438)
                                                        -------    -------
Net increase (decrease) in cash
 and cash equivalents                                   (16,056)    55,207

  Beginning of period                                    38,356     37,115
                                                        -------    -------
  End of period                                     $    22,300     92,322
                                                        =======    =======

                                                                (continued)

PAGE

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Reconciliation of net income to
  net cash provided by operating
  activities:

Net income                                          $   196,771    148,589

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                        84,000    110,000
    Increase in receivables                             (48,677)   (55,589)
    Increase in payables                                 21,433     17,557
                                                        -------    -------
Net cash provided by operating
  activities                                        $   253,527    220,557
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

PAGE

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended June 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.57     17.75        16%
Average price per mcf of gas             $    2.56      2.02        27%
Oil production in barrels                   18,500    19,300        (4%)
Gas production in mcf                       25,000    28,800       (13%)
Gross oil and gas revenue                $ 443,480   401,324        11%
Net oil and gas revenue                  $ 203,280   165,773        23%
Partnership distributions                $ 190,000   112,510        69%
Limited partner distributions            $ 171,000   105,510        62%
Per unit distribution to limited
 partners                                $   12.58      7.76        62%
Number of limited partner units             13,596    13,596

Revenues

The Partnership's oil and gas revenues increased to $443,480 from $401,324 for the quarters ended June 30, 1996 and 1995, respectively, an increase of 11%. The principal factors affecting the comparison of the quarters ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 by 16%, or $2.82 per barrel, resulting in an increase of approximately $54,400 in revenues. Oil sales represented 86% of total oil and gas sales during the quarters ended June 30, 1996 and 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 27%, or $.54 per mcf, resulting in an increase of approximately $15,600 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $70,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

PAGE

2. Oil production decreased approximately 800 barrels or 4% during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995, resulting in a decrease of approximately $16,500 in revenues.

    Gas production decreased approximately 3,800 mcf or 13% during the same period, resulting in a decrease of approximately $9,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $26,200. The decrease is primarily a result of the sale of oil and gas properties.

Costs and Expenses

Total costs and expenses increased to $309,369 from $307,825 for the quarters ended June 30, 1996 and 1995, respectively, an increase of 1%. The increase is the result of higher lease operating costs, offset by a decline in general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 2% higher, or approximately $4,600 more during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs remained relatively unchanged for the quarters ended June 30, 1996 and 1995.

    Depletion expense decreased to $44,000 for the quarter ended June 30, 1996 from $47,000 for the same period in 1995. This represents a decrease of 6%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the increase in property sales.

B.  General Comparison of the Six Month Periods Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1996 and 1995:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.41     17.22        13%
Average price per mcf of gas             $    2.57      2.07        24%
Oil production in barrels                   36,500    39,800        (8%)
Gas production in mcf                       50,000    60,600       (17%)
Gross oil and gas revenue                $ 836,307   811,646         3%
Net oil and gas revenue                  $ 339,379   318,878         6%
Partnership distributions                $ 320,712   225,510        42%
Limited partner distributions            $ 289,712   207,210        40%
Per unit distribution to limited
 partners                                $   21.31     15.24        40%
Number of limited partner units             13,596    13,596

Revenues

The Partnership's oil and gas revenues increased to $836,307 from $811,646 for the six months ended June 30, 1996 and 1995, respectively, an increase of 3%. The principal factors affecting the comparison of the six months ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 by 13%, or $2.19 per barrel, resulting in an increase of approximately $87,200 in revenues. Oil sales represented 85% of total oil and gas sales during the six months ended June 30, 1996 and 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 24%, or $.50 per mcf, resulting in an increase of approximately $30,300 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $117,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,300 barrels or 8% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, resulting in a decrease of approximately $64,100 in revenues.

    Gas production decreased approximately 10,600 mcf or 17% during the same period, resulting in a decrease of approximately $27,200 in revenues.

    The total decrease in revenues due to the change in production is approximately $91,300. The decrease is primarily a result of the sale of oil and gas properties and natural decline.

Costs and Expenses

Total costs and expenses decreased to $640,549 from $663,989 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 4%. The decrease is the result of a decline in general and administrative expense and depletion expense, offset by higher lease operating costs.

1. Lease operating costs and production taxes were 1% higher, or approximately $4,200 more during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $1,600 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

3. Depletion expense decreased to $84,000 for the six months ended June 30, 1996 from $110,000 for the same period in 1995. This represents a decrease of 24%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the increase in property sales.

PAGE

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $253,500 in the six months ended June 30, 1996 as compared to approximately $220,600 in the six months ended June 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $51,000 in the six months ended June 30, 1996 as compared to approximately $60,100 in the six months ended June 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties, offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $320,600 in the six months ended June 30, 1996 as compared to approximately $225,400 in the six months ended June 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1996 were $320,712 of which $289,712 was distributed to the limited partners and $31,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $21.31. Total distributions during the six months ended June 30, 1995 were $225,510 of which $207,210 was distributed to the limited partners and $18,300 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1995 was $15.24.

The sources for the 1996 distributions of $320,712 were oil and gas operations of approximately $253,500 and sale of oil and gas property of approximately $59,400, offset by the addition of oil and gas property of approximately $8,400, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $225,510 were oil and gas operations of approximately $220,600 and the sale of oil and gas property of approximately $73,000, offset by the addition of oil and gas property of approximately $12,900, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $5,897,651 have been made to the partners. As of June 30, 1996, $5,347,530 or $393.32 per limited partner unit has been distributed to the limited partners, representing a 79% return of the capital contributed.

As of June 30, 1996, the Partnership had approximately $193,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND VIII-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner



                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: August 12, 1996