Form 10-Q
period 1996-09-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 1996-11-12
CIK 825881

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                              Balance Sheets


                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
                                                (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     31,628          38,356
  Receivable from Managing
   General Partner                                169,631         147,157
                                                ---------       ---------
      Total current assets                        201,259         185,513
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 5,453,088       5,501,878
Less accumulated depreciation,
 depletion and amortization                     4,052,109       3,925,109
                                                ---------       ---------
      Net oil and gas properties                1,400,979       1,576,769
                                                ---------       ---------
                                             $  1,602,238       1,762,282
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distributions payable    $        869             536
                                                ---------       ---------
Partners' equity:
  General partners                                 16,676          18,943
  Limited partners                              1,584,693       1,742,803
                                                ---------       ---------
      Total partners' equity                    1,601,369       1,761,746
                                                ---------       ---------
                                             $  1,602,238       1,762,282
                                                =========       =========

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                   1996       1995      1996       1995

     Revenues

Oil and gas                   $   423,438    330,993  1,259,744  1,142,639
Interest                              462        597      1,476      1,529
                                  -------    -------  ---------  ---------
                                  423,900    331,590  1,261,220  1,144,168
                                  -------    -------  ---------  ---------

     Expenses

Production                        274,419    293,431    771,347    786,200
General and administrative         24,917     24,705     84,538     85,925
Depreciation, depletion and
 amortization                      43,000     47,000    127,000    157,000
                                  -------    -------  ---------  ---------
                                  342,336    365,136    982,885  1,029,125
                                  -------    -------  ---------  ---------
Net income (loss)             $    81,564    (33,546)   278,335    115,043
                                  =======    =======  =========  =========
Net income (loss) allocated to:

  Managing General Partner    $    11,211      1,211     36,480     24,484
                                  =======    =======  =========  =========
  General Partner             $     1,246        135      4,053      2,720
                                  =======    =======  =========  =========
  Limited Partners            $    69,107    (34,892)   237,802     87,839
                                  =======    =======  =========  =========
    Per limited partner unit  $      5.08      (2.57)     17.49       6.46
                                  =======    =======  =========  =========

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from oil and gas sales              $ 1,204,735  1,123,472
  Cash paid to suppliers                               (826,350)  (842,781)
  Interest received                                       1,476      1,529
                                                      ---------  ---------
      Net cash provided by operating
       activities                                       379,861    282,220
                                                      ---------  ---------
Cash flows from investing activities:

  Cash received from sale of oil
   and gas properties                                    62,390     74,337
  Additions to oil and gas properties                   (10,600)   (40,920)
                                                      ---------  ---------
      Net cash provided by investing
       activities                                        51,790     33,417
                                                      ---------  ---------
Cash flows used in financing activities:

  Distributions to partners                            (438,379)  (309,774)
                                                      ---------  ---------
Net increase (decrease) in cash
 and cash equivalents                                    (6,728)     5,863

  Beginning of period                                    38,356     37,115
                                                      ---------  ---------
  End of period                                     $    31,628     42,978
                                                      =========  =========

                                                                (continued)

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   278,335    115,043

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation, depletion and
     amortization                                       127,000    157,000
    Increase in receivables                             (55,009)   (19,167)
    Increase in payables                                 29,535     29,344
                                                        -------    -------
Net cash provided by operating
 activities                                         $   379,861    282,220
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended September 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   21.77      16.23       34%
Average price per mcf of gas             $    2.30       2.02       14%
Oil production in barrels                   17,100     17,100        -
Gas production in mcf                       21,900     26,800      (18%)
Gross oil and gas revenue                $ 423,438    330,993       28%
Net oil and gas revenue                  $ 149,019     37,562      297%
Partnership distributions                $ 118,000     84,500       40%
Limited partner distributions            $ 106,200     76,050       40%
Per unit distribution to limited
 partners                                $    7.81       5.59       40%
Number of limited partner units             13,596     13,596

Revenues

The Partnership's oil and gas revenues increased to $423,438 from $330,993 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 28%. The principal factors affecting the comparison of the quarters ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 by 34%, or $5.54 per barrel, resulting in an increase of approximately $94,700 in revenues. Oil sales represented 88% of total oil and gas sales during the quarter ended September 30, 1996 as compared to 84% during the quarter ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 14%, or $.28 per mcf, resulting in an increase of approximately $7,500 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $102,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production remained unchanged during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

    Gas production decreased approximately 4,900 mcf or 18% during the same period, resulting in a decrease of approximately $11,300 in revenues.

    The total decrease in revenues due to the change in production is approximately $11,300. The decrease is primarily a result of the sale of oil and gas properties.

Costs and Expenses

Total costs and expenses decreased to $342,336 from $365,136 for the quarters ended September 30, 1996 and 1995, respectively, a decrease of 6%. The decrease is the result of lower lease operating costs and depletion expense, offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 6% lower, or approximately $19,000 less during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $200 during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

3. Depletion expense decreased to $43,000 for the quarter ended September 30, 1996 from $47,000 for the same period in 1995. This represents a decrease of 9%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the increase in property sales.

B.  General Comparison of the Nine Month Periods Ended September 30, 1996 and
    1995

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1996 and 1995:


                                                Nine Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil       $      20.17       16.92      19%
Average price per mcf of gas          $       2.49        2.06      21%
Oil production in barrels                   53,600      56,900      (6%)
Gas production in mcf                       71,800      87,500     (18%)
Gross oil and gas revenue             $  1,259,744   1,142,639      10%
Net oil and gas revenue               $    488,397     356,439      37%
Partnership distributions             $    438,712     310,010      42%
Limited partner distributions         $    395,912     283,260      40%
Per unit distribution to limited
 partners                             $      29.12       20.83      40%
Number of limited partner units             13,596      13,596

Revenues

The Partnership's oil and gas revenues increased to $1,259,744 from $1,142,639 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 10%. The principal factors affecting the comparison of the nine months ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 by 19%, or $3.25 per barrel, resulting in an increase of approximately $184,900 in revenues. Oil sales represented 86% of total oil and gas sales during the nine months ended September 30, 1996 as compared to 84% during the nine months ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 21%, or $.43 per mcf, resulting in an increase of approximately $37,600 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $222,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,300 barrels or 6% during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, resulting in a decrease of approximately $66,600 in revenues.

    Gas production decreased approximately 15,700 mcf or 18% during the same period, resulting in a decrease of approximately $39,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $105,700. The decrease is primarily a result of the sale of oil and gas properties.

Costs and Expenses

Total costs and expenses decreased to $982,885 from $1,029,125 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 4%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 2% lower, or approximately $14,900 less during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $1,400 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

3. Depletion expense decreased to $127,000 for the nine months ended September 30, 1996 from $157,000 for the same period in 1995. This represents a decrease of 19%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the increase in property sales.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $379,900 in the nine months ended September 30, 1996 as compared to approximately $282,200 in the nine months ended September 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $51,800 in the nine months ended September 30, 1996 as compared to approximately $33,400 in the nine months ended September 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties, offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $438,400 in the nine months ended September 30, 1996 as compared to approximately $309,800 in the nine months ended September 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1996 were $438,712 of which $395,912 was distributed to the limited partners and $42,800 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $29.12. Total distributions during the nine months ended September 30, 1995 were $310,010 of which $283,260 was distributed to the limited partners and $26,750 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $20.83.

The sources for the 1996 distributions of $438,712 were oil and gas operations of approximately $379,900 and the sale of oil and gas properties of approximately $62,400, offset by additions to oil and gas properties of approximately $10,600, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $310,010 were oil and gas operations of approximately $282,200 and the sale of oil and gas properties approximately $74,300, offset by additions to oil and gas properties of approximately $40,900, resulting in excess cash for contingencies and subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $6,015,651 have been made to the partners. As of September 30, 1996, $5,453,730 or $401.13 per limited partner unit has been distributed to the limited partners, representing an 80% return of the capital contributed.

As of September 30, 1996, the Partnership had approximately $200,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matter to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Financial Data Schedule
        (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND VIII-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner



                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: November 15, 1996