Form 10-K
period 1996-12-31
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 1997-03-27
CIK 825881

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark One)

[x]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996

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

The total number of pages contained in this report is 42.  There is no exhibit index.

PAGE

                             Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .10

 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .10

                                  Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . .11

 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .12

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . . . . .13

 8.  Financial Statements and Supplementary Data . . . . . . . . . . . .20

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure. . . . . . . . . . . . . . .34

                                 Part III

10.  Directors and Executive Officers of the Registrant. . . . . . . . .35

11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .38

12.  Security Ownership of Certain Beneficial Owners and
     Management. . . . . . . . . . . . . . . . . . . . . . . . . . . . .38

13.  Certain Relationships and Related Transactions. . . . . . . . . . .40

                                  Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .41

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .42

                                  Part I

Item 1.   Business

General
Southwest Oil & Gas Income Fund VIII-A, L.P. (the "Partnership" or "Registrant") was organized as a Delaware limited partnership on November 30, 1987. The offering of limited partnership interests began March 31, 1988, minimum capital requirements were met July 6, 1988 and the offering concluded March 31, 1989. The Partnership has no subsidiaries.

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General Partner") and its staff of 245 individuals, together with certain independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

The recent strength in the price of crude oil reflects a continued growth in demand for energy. The worldwide demand for oil continues to grow. The United States dependence on foreign oil reached a record 51% in 1996. The supply of oil is not keeping up with the demand on either a domestic or worldwide economic basis. Oil production in the United States fell for the fifth straight year, dropping 1.8% to 6.45 million barrels per day in 1996. At the same time, economic recovery in the world economy continues to apply upward pressure on demand. Current oil consumption of over 70 million barrels per day is growing on an annual basis. This is especially acute in the lesser developed countries as they move toward industrialization. Supply and demand for oil has moved very close to being in balance. The lack of excess capacity in the oil markets has helped push oil prices into the mid-20's during 1996.

For the last several years, the natural gas industry in the United States has been affected generally by a surplus in available natural gas and enhanced delivery capability causing a general deterioration in natural gas prices.
In 1996, natural gas prices recovered significantly after having been adversely affected for many years by the chronic oversupply. A colder than normal 1995 and 1996 winter for most of the nation and a cold start for the 1996 and 1997 heating season has increased demand, while supplies have declined creating a guarded optimism within the industry in regards to the 1997 gas price. January 1997's gas price is the highest the industry has seen since deregulation in 1985.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    1996          85%          15%
                    1995          84%          16%
                    1994          80%          20%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 69% of the Partnership's total oil and gas production during 1996: Scurlock Permian Corporation 50% and Mobil Corporation 19%. Two purchasers accounted for 66% of the Partnership's total oil and gas production during 1995:
Scurlock Permian Corporation and Mobil Corporation purchased 48% and 18%, respectively. Two purchasers accounted for 59% of the Partnership's total oil and gas production during 1994: Scurlock Permian Corporation and Mobil Corporation purchased 41% and 18%, respectively. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

The Partnership complies with these guidelines and the Managing General Partner does not anticipate that continued compliance will have a material adverse effect on Partnership operations.

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1996, there were 245 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 1996, the Partnership possessed an interest in oil and gas properties located in Eddy and Chaves Counties of New Mexico; Borden,
Crane, Crockett, Dawson, Garza, Glasscock, Hockley, Howard, Martin, Midland, Nolan, Pecos, Reagan, Reeves, Runnels, Stonewall, Schleicher, Upton, Ward, Winkler and Yoakum Counties of Texas; These properties consist of various interests in approximately 147 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 1996, 1995 and 1994.

Upon a determination by Management that they were either not profitable to own or Management received an offer that exceeded the leases reserves, the following leases were sold.

During 1996, one lease was sold for approximately $31,500. The IRT was sold effective June 1995.

During 1995, five leases were sold for approximately $84,500. The XIT Unit was sold effective March 1995, the Exxon Fee was sold effective July 1995 and the Cunningham, Johnson and Bolin Wallis were sold effective November 1995.

During 1994, there were no properties sold.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                          Date
                       Purchased       No. of         Proved Reserves*
Name and Location     and Interest     Wells      Oil (bbls)     Gas (mcf)

Mobil Acquisition     4/89 at 5%         19        163,899        257,549
Ward and Reeves       to 50% working
Counties, Texas       interest


North American        3/89 at 50%         3        192,519           -
Royalties             working
Yoakum County,        interest
Texas

Ramsey/Sell           3/89 at 11%         6        126,716         73,956
Acquisition           to 51%
Winkler County,       working
Texas                 interest


*The reserve estimates were prepared as of January 1, 1997, by Donald R. Creamer, P.E., an independent registered petroleum engineer. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-
X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operation conditions, price and costs, as of the date the estimation is made. Prices may include consideration of changes in existing price provided only by contractual arrangements, but not on escalations based upon future conditions.

An oil price of $24.23 per barrel was used in the preparation of the reserve report as of January 1, 1997. The West Texas Intermediate posted price at December 31, 1996 of $24.25 was used as the beginning basis for the oil price. Oil price adjustments from $24.25 per barrel were made in the individual evaluations to allow for the average difference between recent prices actually received (current prices) and the West Texas Intermediate posted price on the sales date. This effectively adjusts for temperature, gravity, transportation and impurities on an individual property basis to arrive at a fair value for the selling price.

A gas price of $4.12 per mcf was used in the preparation of the reserve report as of January 1, 1997. The El Paso Permian Basin Index posted price at December 31, 1996 of $3.59 was used as the beginning basis for the gas price. Gas price adjustments from $3.59 per mcf were made in the individual evaluations to allow for the average difference between recent prices actually received (current prices) and the El Paso Permian Basin Index posted price on the sales date. This effectively adjusts for temperature, gravity, transportation and impurities on an individual property basis to arrive at a fair value for the selling price.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 1996.

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

The Partnership has reserves which are classified as proved developed producing, proved developed non-producing and proved undeveloped. All of the proved reserves are included in the engineering reports which evaluate the Partnership's present reserves.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1996 through the solicitation of proxies or otherwise.

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

After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership, at a price based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented in the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units is limited to an expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners. In 1996, 161 limited partner units were tendered to and purchased by the Managing
General Partner at an average base price of $124.94 per unit.   In 1995, 257
limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $128.62 per unit. In 1994, 44 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $73.37 per unit.

Number of Limited Partner Interest Holders
As of December 31, 1996, there were 630 holders of limited partner units in the Partnership.

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

During 1996, twelve monthly distributions were made totaling $633,712, with $571,412 distributed to the limited partners and $62,300 to the general partners. For the year ended December 31, 1996, distributions of $42.03 per limited partner unit were made, based upon 13,596 limited partner units outstanding. During 1995, twelve monthly distributions were made totaling $429,924, with $391,224 distributed to the limited partners and $38,700 distributed to the general partners. For the year ended December 31, 1995, distributions of $28.77 per limited partner unit were made, based on 13,596 limited partner units outstanding. During 1994, twelve monthly distributions were made totaling $278,000, with $250,200 distributed to the limited partners and $27,800 distributed to the general partners. For the year ended December 31, 1994, distributions of $18.40 per limited partner unit were made, based on 13,596 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 should be read in conjunction with the financial statements included in Item 8:

                                    Years ended December 31,
                     -----------------------------------------------------
                       1996       1995       1994       1993       1992
                       ----       ----       ----       ----       ----
Revenues           $ 1,791,219  1,511,905  1,332,582  1,567,894  2,241,436

Net income (loss)      554,215    259,472    111,820   (942,312)    55,643

Partners' share of
 net income (loss):

  General partners      67,821     41,647     29,582     35,298     61,979

  Limited partners     486,394    217,825     82,238   (977,610)    (6,336)

Limited partners'
 net income (loss)
  per unit               35.77      16.02       6.05     (71.90)      (.47)

Limited partners'
 cash distributions
  per unit               42.03      28.77      18.40      39.87      67.08

Total assets       $ 1,682,520  1,762,282  1,935,208  2,099,330  3,636,600

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

Based on current conditions, management anticipates performing workovers during the next two years to enhance production. The Partnership may undergo an increase later in 1997 and possibly in 1998. Thereafter, the Partnership could possibly experience a normal decline of 10% to 12% per year.

Results of Operations

A.   General Comparison of the Years Ended December 31, 1996 and 1995

The following table provides certain information regarding performance factors for the years ended December 31, 1996 and 1995:

                                             Year Ended         Percentage
                                             December 31,        Increase
                                           1996       1995      (Decrease)
                                           ----       ----      ----------
Average price per barrel of oil       $     21.09      16.90       25%
Average price per mcf of gas          $      2.75       2.02       36%
Oil production in barrels                  72,200     75,400       (4%)
Gas production in mcf                      96,800    116,400      (17%)
Gross oil and gas revenue             $ 1,788,565  1,509,663       18%
Net oil and gas revenue               $   785,150    526,123       49%
Partnership distributions             $   633,712    429,924       47%
Limited partner distributions         $   571,412    391,224       46%
Per unit distribution to limited
 partners                             $     42.03      28.77       46%
Number of limited partner units            13,596     13,596

Revenues

The Partnership's oil and gas revenues increased to $1,788,565 from $1,509,663 for the years ended December 31, 1996 and 1995, respectively, an increase of 18%. The principal factors affecting the comparison of the years ended December 31, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 1996 as compared to the year ended December 31, 1995 by 25%, or $4.19 per barrel, resulting in an increase of approximately $315,900 in revenues. Oil sales represented 85% of total oil and gas sales during the year ended December 31, 1996 as compared to 84% during the year ended December 31, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 36%, or $.73 per mcf, resulting in an increase of approximately $85,000 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $400,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,200 barrels or 4% during the year ended December 31, 1996 as compared to the year ended December 31, 1995, resulting in a decrease of approximately $67,500 in revenues.

    Gas production decreased approximately 19,600 mcf or 17% during the same period, resulting in a decrease of approximately $53,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $121,400. The decrease is primarily a result of the sale of oil and gas properties.

Costs and Expenses

Total costs and expenses decreased to $1,237,004 from $1,252,433 for the years ended December 31, 1996 and 1995, respectively, a decrease of 1%. The decrease is the result of lower general and administrative expense and depletion expense, offset by an increase in lease operating costs.

1. Lease operating costs and production taxes were 2% higher, or approximately $19,900 more during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $2,300 during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

3. Depletion expense decreased to $124,000 for the year ended December 31, 1996 from $157,000 for the same period in 1995. This represents a decrease of 21%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    A contributing factor to the decline in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have decreased depletion expense approximately $30,000 as of December 31, 1995.

B.  General Comparison of the Years Ended December 31, 1995 and 1994

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

3. Depletion expense decreased to $157,000 for the year ended December 31, 1995 from $184,000 for the same period in 1994. This represents a decrease of 15%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Although oil and gas revenues increased for the year ended December 31, 1995 as compared to the year ended December 31, 1994, the decrease in depletion expense is the result of the change in oil prices since 1994.

C.   Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 1996, 1995 and 1994 was $554,215, $259,472 and $111,820, respectively. Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 1996, 1995 and 1994 would have been $678,215, $416,472 and
$295,820, respectively. Correspondingly, Partnership distributions for the years ended December 31, 1996, 1995 and 1994 were $633,712, $429,924 and
$278,000, respectively. These differences are indicative of the changes in oil and gas prices, production and properties during 1996, 1995 and 1994.

The sources for the 1996 distributions of $633,712 were oil and gas operations of approximately $594,900 and property sales of approximately $71,000, offset by additions to oil and gas properties of approximately $14,500, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1995 distributions of $429,924 were oil and gas operations of approximately $389,800 and property sales of approximately $88,500, offset by additions to oil and gas properties of approximately $47,400, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1994 distributions of $278,000 were oil and gas operations of approximately $301,200, offset by additions to oil and gas properties of approximately $1,700, resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 1996 were $633,712 of which $571,412 was distributed to the limited partners and $62,300 to the general partners. The per unit distribution to limited partners during the same period was $42.03. Total distributions during the year ended December 31, 1995 were $429,924 of which $391,224 was distributed to the limited partners and $38,700 to the general partners. The per unit distribution to limited partners during the same period was $28.77. Total distributions during the year ended December 31, 1994 were $278,000 of which $250,200 was distributed to the limited partners and $27,800 to the general partners. The per unit distribution to limited partners during the same period was $18.40.

Since inception of the Partnership, cumulative monthly cash distributions of $6,210,651 have been made to the partners. As of December 31, 1996, $5,629,230 or $414.04 per limited partner unit, has been distributed to the limited partners, representing an 83% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $594,900 in 1996, compared to approximately $389,800 in 1995 and approximately $301,200 in 1994. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $56,600 in 1996, compared to approximately $41,100 in 1995 and approximately ($1,700) in 1994. The principal source of the 1996 cash flow from investing activities was the sale of oil and gas properties, offset by additions to oil and gas properties.

Cash flows used in financing activities were approximately $634,000 in 1996, compared to approximately $429,600 in 1995 and approximately $278,000 in 1994. The only use in financing activities was the distributions to partners.

As of December 31, 1996, the Partnership had approximately $283,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

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

Statement of Changes in Partners' Equity . . . . . . . . . . . . . . . .24

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . .25

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .27

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Southwest Oil & Gas Income Fund
 VIII-A, L.P.
Midland, Texas

We have audited the accompanying balance sheets of Southwest Oil & Gas Income Fund VIII-A, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Oil & Gas Income Fund VIII-A, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                        JOSEPH DECOSIMO AND COMPANY
                        A Tennessee Registered Limited Liability Partnership


Chattanooga, Tennessee
March 14, 1997

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 1996 and 1995


                                                       1996        1995
                                                       ----        ----

  Assets

Current assets:
 Cash and cash equivalents                         $    55,844      38,356
 Receivable from Managing General
  Partner                                              227,459     147,157
                                                     ---------   ---------
      Total current assets                             283,303     185,513
                                                     ---------   ---------

Oil and gas properties - using the
 full-cost method of accounting                      5,448,326   5,501,878
  Less accumulated depreciation,
   depletion and amortization                        4,049,109   3,925,109
                                                     ---------   ---------
      Net oil and gas properties                     1,399,217   1,576,769
                                                     ---------   ---------
                                                   $ 1,682,520   1,762,282
                                                     =========   =========

  Liabilities and Partners' Equity

Current liability - Distribution payable           $       271         536
                                                     ---------   ---------
Partners' equity -
 General partners                                       24,464      18,943
 Limited partners                                    1,657,785   1,742,803
                                                     ---------   ---------
      Total partners' equity                         1,682,249   1,761,746
                                                     ---------   ---------
                                                   $ 1,682,520   1,762,282
                                                     =========   =========









                  The accompanying notes are an integral
                    part of these financial statements.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 1996, 1995 and 1994


                                           1996        1995        1994
                                           ----        ----        ----

    Revenues

Oil and gas revenue                   $  1,788,565   1,509,663   1,330,535
Interest                                     2,654       2,242       2,047
                                         ---------   ---------   ---------
                                         1,791,219   1,511,905   1,332,582
                                         ---------   ---------   ---------
    Expenses

Production                               1,003,415     983,540     920,771
General and administrative                 109,589     111,893     115,991
Depreciation, depletion and
 amortization                              124,000     157,000     184,000
                                         ---------   ---------   ---------
                                         1,237,004   1,252,433   1,220,762
                                         ---------   ---------   ---------
Net income                            $    554,215     259,472     111,820
                                         =========   =========   =========
Net income allocated to:

  Managing General Partner            $     61,039      37,482      26,624
                                         =========   =========   =========
  General Partner                     $      6,782       4,165       2,958
                                         =========   =========   =========
  Limited partners                    $    486,394     217,825      82,238
                                         =========   =========   =========
    Per limited partner unit          $      35.77       16.02        6.05
                                         =========   =========   =========













                  The accompanying notes are an integral
                    part of these financial statements.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 1996, 1995 and 1994


                                          General     Limited
                                          Partners    Partners     Total
                                          --------    --------     -----


Balance at December 31, 1993            $  14,214    2,084,164   2,098,378

  Net income                               29,582       82,238     111,820

  Distributions                           (27,800)    (250,200)   (278,000)
                                          -------    ---------   ---------
Balance at December 31, 1994               15,996    1,916,202   1,932,198

  Net income                               41,647      217,825     259,472

  Distributions                           (38,700)    (391,224)   (429,924)
                                          -------    ---------   ---------
Balance at December 31, 1995               18,943    1,742,803   1,761,746

  Net income                               67,821      486,394     554,215

  Distribution                            (62,300)    (571,412)   (633,712)
                                          -------    ---------   ---------
Balance at December 31, 1996            $  24,464    1,657,785   1,682,249
                                          =======    =========   =========



















                  The accompanying notes are an integral
                    part of these financial statements.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 1996, 1995 and 1994


                                           1996        1995        1994
                                           ----        ----        ----

Cash flows from operating
 activities:

  Cash received from oil and
   gas sales                          $  1,692,414   1,488,831   1,343,043
  Cash paid to suppliers                (1,100,155) (1,101,276) (1,043,861)
  Interest received                          2,654       2,242       2,047
                                        ----------  ----------  ----------
    Net cash provided by operating
     activities                            594,913     389,797     301,229
                                        ----------  ----------  ----------
Cash flows from investing
 activities:

  Additions to oil and gas
   properties                              (14,460)    (47,449)     (1,737)
  Sale of oil and gas properties            71,012      88,523        -
                                        ----------  ----------  ----------
    Net cash provided by (used in)
     investing activities                   56,552      41,074      (1,737)
                                        ----------  ----------  ----------
Cash flows used in financing
 activities:

  Distributions to partners               (633,977)   (429,630)   (278,045)
                                        ----------  ----------  ----------
Net increase in cash and cash
 equivalents                                17,488       1,241      21,447

  Beginning of year                         38,356      37,115      15,668
                                        ----------  ----------  ----------
  End of year                         $     55,844      38,356      37,115
                                        ==========  ==========  ==========

                                                                (continued)






                  The accompanying notes are an integral
                    part of these financial statements.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)
                    Statements of Cash Flows, continued
               Years ended December 31, 1996, 1995 and 1994


                                                 1996      1995     1994
                                                 ----      ----     ----

Reconciliation of net income (loss) to
 net cash provided by operating activities:

Net income (loss)                           $  554,215   259,472   111,820

Adjustments to reconcile net income
 (loss)to net cash provided by
  operating activities:

  Depreciation, depletion and
   amortization                                124,000   157,000   184,000
  (Increase) decrease in receivables           (96,151)  (20,873)   12,508
  Increase (decrease) in payables               12,849    (5,802)   (7,099)
                                               -------   -------   -------
Net cash provided by operating
 activities                                 $  549,913   389,797   301,229
                                               =======   =======   =======

Supplemental schedule of noncash
 investing and financing activities:

  Sale of oil and gas property
   included in receivable from
    Managing General Partner                $      -       3,000      -

















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

     The Partnership's policy for depreciation, depletion and amortization of oil and gas properties is computed under the units of revenue method. Under the units of revenue method, depreciation, depletion and amortization is computed on the basis of current gross revenues from production in relation to future gross revenues, based on current prices, from estimated production of proved oil and gas reserves.

     Under the units of revenue method, the Partnership computes the provision by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing (a) oil and gas revenues during the period by (b) the total future gross oil and gas revenues as estimated by the Partnership's independent petroleum consultants. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be changed significantly in the near term due to the potential fluctuation of oil and gas prices or production. The depletion estimate would also be affected by this change.

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1996, 1995 and 1994, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 1996, 1995 and 1994, the Partnership was overproduced approximately 60 mcf of gas.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes, the Partnership's tax basis in its net oil and gas properties at December 31, 1996 and 1995 is $231,231 and $203,903, respectively, more than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     As of December 31, 1996, 1995 and 1994, there were 13,596 limited partner units outstanding.

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

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


3.   Oil and Gas Properties
     Costs incurred in connection with the Partnership's oil and gas producing activities for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                1996      1995      1994
                                                ----      ----      ----

     Development costs                      $   14,460    47,449     1,737
                                               =======   =======   =======
     Depreciation, depletion and
      amortization                          $  124,000   157,000   184,000
                                               =======   =======   =======

     All of the Partnership's properties were proved when acquired.

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

     As of December 31, 1996, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $144,000, $130,000 and $133,000 for the years ended December 31, 1996,
     1995 and 1994, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries of the Managing General Partner perform various oil field services for properties in which the Partnership owns an interest. Such services aggregated approximately $22,000, $26,000 and $31,000 for the years ended December 31, 1996, 1995 and 1994, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $98,400 during 1996, 1995 and 1994 as an administrative fee for indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $227,459 and $147,157 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 1996 and 1995, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating $100 for the year ended December 31, 1996. There were no legal services provided for the year ended December 31, 1995 and approximately $200 for the year ended December 31, 1994.

6.   Major Customers and Significant Leases
     During 1996, two customers purchased 50% and 19% of the Partnership's oil and gas productions. During 1995, two customers purchased 48% and 18% of the Partnership's oil and gas production. During 1994, two customers purchased 41% and 18% of the Partnership's oil and gas production.

     During 1996, no one lease accounted for more than 15% of the Partnership's gross revenues.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)   Gas (mcf)
                                                    ----------   ---------
     Proved developed and undeveloped reserves -

      January 1, 1994                                438,000       908,000

       Revisions of previous estimates               303,000       145,000
       Production                                    (68,000)     (130,000)
                                                     -------     ---------
     December 31, 1994                               673,000       923,000

       Revisions of previous estimates               100,000       269,000
       Production                                    (75,000)     (116,000)
       Sale of minerals in place                     (13,000)       (5,000)
                                                     -------     ---------
     December 31, 1995                               685,000     1,071,000

       Revisions of previous estimates               208,000        72,000
       Production                                    (72,000)      (97,000)
                                                     -------     ---------
     December 31, 1996                               821,000     1,046,000
                                                     =======     =========

     Proved developed reserves -

     December 31, 1994                               585,000       832,000
                                                     =======     =========
     December 31, 1995                               620,000       973,000
                                                     =======     =========
     December 31, 1996                               754,000       988,000
                                                     =======     =========

     All of the Partnership's reserves are located within the continental United States.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1996, 1995 and 1994 is presented below:

                                           1996        1995       1994

     Future cash inflows             $  24,209,000  15,195,000  12,860,000
     Production and development
      costs                             13,068,000   8,901,000   7,108,000
                                        ----------  ----------  ----------
     Future net cash flows              11,141,000   6,294,000   5,752,000
     10% annual discount for
      estimated timing of cash
       flows                             4,214,000   2,397,000   2,242,000
                                        ----------  ----------  ----------
     Standardized measure of
      discounted future net cash
       flows                         $   6,927,000   3,897,000   3,510,000
                                        ==========  ==========  ==========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                             1996       1995        1994

     Sales of oil and gas produced,
      net of production costs           $ (1,220,000)  (881,000)  (683,000)
     Changes in price                      3,329,000    772,000    961,000
     Revisions to estimated
      production costs                       112,000   (754,000)   256,000
     Sales of minerals in place                  -      (36,000)       -
     Revisions of previous
      quantities estimates                   208,000    929,000    785,000
     Accretion of discount                   601,000    357,000    231,000
     Discounted future net
      cash flows -
       Beginning of year                   3,897,000  3,510,000  1,960,000
                                          ----------  ---------  ---------
       End of year                      $  6,927,000  3,897,000  3,510,000
                                          ==========  =========  =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

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

        Name                Age                      Position
--------------------        ---         -------------------------------------
H. H. Wommack, III          41          Chairman of the Board, President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              41          Secretary and Director

Bill E. Coggin              42          Vice President and Chief Financial
                                        Officer

Richard E. Masterson        43          Vice President, Exploration and
                                        Acquisitions

Jon P. Tate                 39          Vice President, Land and Assistant
                                        Secretary

Joel D. Talley              35          Vice President, Acquisitions and
                                        Exploitation Manager

R. Douglas Keathley         41          Vice President, Operations

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

H. Allen Corey, a founder of the Managing General Partner, has served as the Managing General Partner's secretary and a director since its inception. Mr. Corey is President of Trolley Barn Brewery, Inc., a brew pub restaurant chain based in the Southeast. Prior to his involvement with Trolley Barn, Mr. Corey was a partner at the law firm of Miller & Martin in Chattanooga, Tennessee. He is currently of counsel to the law firm of Baker, Donelson, Bearman & Caldwell, with the offices in Chattanooga, Tennessee. Mr. Corey received a J.D. degree from the Vanderbilt University Law School and B.A. degree from the University of North Carolina at Chapel Hill.

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

Joel D. Talley, Vice President, Acquisitions and Exploitation Manager, assumed his responsibilities with the Managing General Partner on July 15, 1996. Prior to joining the Managing General Partner, Mr. Talley was employed for four (4) years by Merit Energy Company as Acquisitions Manager and then as Region Manager over West Texas, New Mexico and Wyoming (1992-1996) and eight (8) years by ARCO Oil & Gas Company in various engineering positions (1984-1992). Mr. Talley received his B.S. in Mechanical Engineering in 1984 from Texas A&M University.

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

Key Employees

Accounting and Administrative Officer - Debbie A. Brock, age 44, assumed her position with the Managing General Partner in 1991. Prior to joining the Managing General Partner, Ms. Brock was employed with Western Container Corporation as Accounting Manager (1982-1990), Synthetic Industries (Texas), Inc. as Accounting Manager (1976-1982) and held various accounting positions in the manufacturing industry (1971-1975). Ms. Brock received a B.B.A. from the University of Houston.

Controller - Robert A. Langford, age 47, assumed his responsibilities with the Managing General Partner in 1992. Mr. Langford received his B.B.A. degree in Accounting in 1975 from the University of Central Arkansas. Prior to joining the Managing General Partner, Mr. Langford was employed with Forest Oil Corporation as Corporate Coordinator, Regional Coordinator, Accounting Manager. He held various other positions from 1982-1992 and 1976-1980 and was Assistant Controller of National Oil Company from 1980-1982.

Financial Reporting Manager - Bryan Dixon, C.P.A., age 30, assumed his responsibilities with the Managing General Partner in 1992. Mr. Dixon received his B.B.A. degree in Accounting in 1988 from Texas Tech University in Lubbock, Texas. Prior to joining the Managing General Partner, Mr. Dixon was employed as a Senior Auditor with Johnson, Miller & Company from 1991-1992 and Audit Supervisor for Texas Tech University and the Texas Tech University Health Sciences Center from 1988-1991.

Production Superintendent - Steve C. Garner, age 55, assumed his responsibilities with the Managing General Partner as Production Superintendent in July, 1989. Prior to joining the Managing General Partner, Mr. Garner was employed 16 years by Shell Oil Company working in all phases of oil field production as operations foreman, one and one-half years with Petroleum Corporation of Delaware as Production Superintendent, six years as an independent engineering consultant, and one year with Citation Oil & Gas Corp. as a workover, completion and production foreman. Mr. Garner has worked extensively in the Permian Basin oil field for the last 25 years.

Tax Manager - Carolyn Cookson, age 40, assumed her position with the Managing General Partner in April, 1989. Prior to joining the Managing General Partner, Ms. Cookson was employed as Director of Taxes at C.F. Lawrence & Associates, Inc. from 1983 to 1989, and worked in public accounting at McCleskey, Cook & Green, P.C. from 1981 to 1983 and Deanna Brady, C.P.A. from 1980 to 1981. She is a member of the Permian Basin Chapter of the Petroleum Accountants' Society, and serves on its Board of Directors and is liaison to the Tax Committee. Ms. Cookson received a B.B.A. in accounting from New Mexico State University.

Vice President, Marketing - Steve J. Person, age 38, joined the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.D.A. from Houston Baptist University in 1987.

Investor Relations Manager - Sandra K. Flournoy, age 50, came to Southwest Royalties, Inc. in 1988 from Parker & Parsley Petroleum, where she was Assistant Manager of Investor Services and Broker/Dealer Relations for two years. Prior to that, Ms. Flournoy was Administrative Assistant to the Superintendent at Greenwood ISD for four years.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $98,400 during 1996, 1995 and 1994 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest in the Partnership as a general partner. Through repurchase offers to the limited partners, the Managing General Partner also owns 744 limited partner units, a 5.5% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 13.9%.

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

                                                    Amount and
                                                    Nature of      Percent
                         Name and Address of        Beneficial       of
  Title of Class          Beneficial Owner          Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns     5.5%
 Interest            Managing General Partner     744 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns   5.5%
 Interest            Chairman of the Board,       744 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns   5.5%
 Interest            Secretary and Director of    744 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns   5.5%
 Interest            Vice President and CFO of    744 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Richard E. Masterson         Indirectly Owns   5.5%
 Interest            Vice President, Exploration  744 Units
                     and Acquisitions of
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Jon P. Tate                  Indirectly Owns   5.5%
 Interest            Vice President, Land and     744 Units
                     Assistant Secretary of
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

                                                    Amount and
                                                    Nature of      Percent
                         Name and Address of        Beneficial       of
  Title of Class          Beneficial Owner          Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Joel D. Talley               Indirectly Owns  5.5%
 Interest            Vice President, Acquisitions 744 Units
                     and Exploitation Manager of
                     Southwest Royalties, Inc.,
                     the Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  R. Douglas Keathley          Indirectly Owns  5.5%
 Interest            Vice President,              744 Units
                     Operations of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 1996, the Managing General Partner received $98,400 as an administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $144,000 for administrative overhead attributable to operating such properties during 1996.

Certain subsidiaries of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $22,000 for the year ended December 31, 1996.

The law firm of Miller & Martin, of which H. Allen Corey, an officer and director of the Managing General Partner, is a partner, is counsel to the Partnership. Legal services rendered by Miller & Martin to the Partnership during 1996 were approximately $100 which constitutes an immaterial portion of that firm's business. Subsequent to December 31, 1996, the counsel to the Partnership, H. Allen Corey, became a partner in the law firm Baker, Donelson, Bearman & Caldwell.

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

             (2) Schedules required by Article 12 of Regulation S-X are either omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

             (3)  Exhibits:

                  4  (a)  Certificate of Limited Partnership of Southwest
                          Oil & Gas Income Fund VIII-A, L.P., dated November 30, 1987. (Incorporated by reference from Partnership's S-1 Registration Statement File Number 33-18847 effective March 31, 1988.)

                     (b) Agreement of Limited Partnership of Southwest Oil & Gas Income Fund VIII-A, L.P. dated July 6, 1988. (Incorporated by reference from Partnership's Form 10-K for the fiscal year ended December 31, 1988.)

                  27  Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports filed on Form 8-K during the quarter ended December 31, 1996.

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


                          Date:  March 26, 1997


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


Date:  March 26, 1997


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 26, 1997