Form 10-Q
period 1997-03-31
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 1997-05-13
CIK 825881

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three month period ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1997            1996
                                                   ----            ----
                                                (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     23,272         55,844
 Receivable from Managing General Partner          159,647        227,459
                                                 ---------      ---------
    Total current assets                           182,919        283,303
                                                 ---------      ---------
Oil and gas properties - using
 the full-cost method of accounting              5,448,896      5,448,326
  Less accumulated depreciation,
   depletion and amortization                    4,075,109      4,049,109
                                                 ---------      ---------
    Net oil and gas properties                   1,373,787      1,399,217
                                                 ---------      ---------
                                              $  1,556,706      1,682,520
                                                 =========      =========

  Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                             $      6,800            -
 Distributions payable                                 189            271
                                                 ---------      ---------
    Total current liabilities                        6,989            271
                                                 ---------      ---------
Partners' equity:
 General partners                                   13,811         24,464
 Limited partners                                1,535,906      1,657,785
                                                 ---------      ---------
    Total partners' equity                       1,549,717      1,682,249
                                                 ---------      ---------
                                              $  1,556,706      1,682,520
                                                 =========      =========

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----
  Revenues

Oil and gas                                         $   377,458    392,827
Interest                                                    735        325
                                                        -------    -------
                                                        378,193    393,152
                                                        -------    -------
  Expenses

Production                                              205,701    256,728
General and administrative                               34,024     34,451
Depreciation, depletion and amortization                 26,000     40,000
                                                        -------    -------
                                                        265,725    331,179
                                                        -------    -------
Net income                                          $   112,468     61,973
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $    12,462      9,178
                                                        =======    =======
 General partner                                    $     1,385      1,020
                                                        =======    =======
 Limited partners                                   $    98,621     51,775
                                                        =======    =======
  Per limited partner unit                          $      7.25       3.81
                                                        =======    =======

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Cash flows from operating activities:

 Cash received from oil and gas sales               $   477,273    363,383
 Cash paid to suppliers                                (259,524)  (271,887)
 Interest received                                          735        325
                                                       --------   --------
  Net cash provided by operating activities             218,484     91,821
                                                       --------   --------
Cash flows from investing activities:

 Sale of oil and gas properties                              72     43,259
 Additions to oil and gas properties                     (6,046)    (1,487)
                                                       --------   --------
  Net cash provided by (used in) investing
   activities                                            (5,974)    41,772
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (245,082)  (130,703)
                                                       --------   --------
Net increase (decrease) in cash and
 cash equivalents                                       (32,572)     2,890

 Beginning of period                                     55,844     38,356
                                                       --------   --------
 End of period                                      $    23,272     41,246
                                                       ========   ========

                                                                (continued)

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $   112,468     61,973

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               26,000     40,000
  (Increase) decrease in receivables                     99,815    (29,403)
  Increase (decrease) in payables                       (19,799)    19,251
                                                        -------    -------
Net cash provided by operating activities           $   218,484     91,821
                                                        =======    =======

Supplemental schedule of noncash investing and financial activities:

  Overcharge for oil and gas properties
   included in receivable from Managing General
    Partner                                         $     5,404        -

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

Results of Operations

A. General Comparison of the Quarters Ended March 31, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended March 31, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   21.62     18.23      19%
Average price per mcf of gas              $    2.37      2.31       3%
Oil production in barrels                    15,000    18,000     (17%)
Gas production in mcf                        22,400    27,900     (20%)
Gross oil and gas revenue                 $ 377,458   392,827      (4%)
Net oil and gas revenue                   $ 171,757   136,099      26%
Partnership distributions                 $ 245,000   130,712      87%
Limited partner distributions             $ 220,500   118,712      86%
Per unit distribution to limited
 partners                                 $   16.22      8.73      86%
Number of limited partner units              13,596    13,596

Revenues

The Partnership's oil and gas revenues decreased to $377,458 from $392,827 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 4%. The principal factors affecting the comparison of the quarters ended March 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 by 19%, or $3.39 per barrel, resulting in an increase of approximately $61,000 in revenues. Oil sales represented 86% of total oil and gas sales during the quarter ended March 31, 1997 as compared to 84% during the quarter ended March 31, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 3%, or $.06 per mcf, resulting in an increase of approximately $1,700 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $62,700. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,000 barrels or 17% during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996, resulting in a decrease of approximately $64,900 in revenues.

    Gas production decreased approximately 5,500 mcf or 20% during the same period, resulting in a decrease of approximately $13,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $77,900. The decrease is primarily a result of mechanical problems causing lease downtime, some wells experiencing a sharp natural decline and the gas production estimate for the first quarter of 1996 being higher than the actual gas produced during the first quarter of 1996 due to the wells experiencing a higher than normal natural decline and unforeseeable well downtime during the first quarter of 1996.

Costs and Expenses

Total costs and expenses decreased to $265,725 from $331,179 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 20%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 20% lower, or approximately $51,000 less during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The decrease is primarily attributable to higher workover costs incurred in 1996 as compared to 1997 and the December 31, 1995 accrual for lease operating costs being lower than the actual lease operating costs incurred.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General
    Partner personnel costs.    General and administrative costs decreased 1%
    or approximately $400 during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

3. Depletion expense decreased to $26,000 for the quarter ended March 31, 1997 from $40,000 for the same period in 1996. This represents a decrease of 35%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserve for January 1, 1997 as compared to 1996 and the decrease in oil and gas revenue.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $218,500 in the quarter ended March 31, 1997 as compared to approximately $91,800 in the quarter ended March 31, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $(6,000) in the quarter ended March 31, 1997 as compared to approximately $41,800 in the quarter ended March 31, 1996. The principle use of the 1997 cash flow from investing activities was the addition to oil and gas properties, partially offset by the sale of oil and gas properties.

Cash flows used in financing activities were approximately $245,100 in the quarter ended March 31, 1997 as compared to approximately $130,700 in the quarter ended March 31, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1997 were $245,000 of which $220,500 was distributed to the limited partners and $24,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $16.22. Total distributions during the quarter ended March 31, 1996 were $130,712 of which $118,712 was distributed to the limited partners and $12,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1996 was $8.73.

The sources for the 1997 distributions of $245,000 were oil and gas operations of approximately $218,500 and the sale of oil and gas properties of approximately $70, offset by additions to oil and gas properties of approximately $6,000, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $130,712 were oil and gas operations of approximately $91,800 and the sale of oil and gas properties of approximately $43,300, offset by additions to oil and gas properties of approximately $1,500, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $6,455,651 have been made to the partners. As of March 31, 1997, $5,849,730 or $430.25 per limited partner unit has been distributed to the limited partners, representing an 86% return of the capital contributed.

As of March 31, 1997, the Partnership had approximately $175,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27  Financial Data Schedule

          (b)  Reports on Form 8-K:

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


Date:  May 15, 1997