Form 10-Q
period 1997-06-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 1997-08-14
CIK 825881

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

PAGE

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1997            1996
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     10,025          55,844
 Receivable from Managing General Partner         156,360         227,459
                                                ---------       ---------
    Total current assets                          166,385         283,303
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 5,443,782       5,448,326
  Less accumulated depreciation,
   depletion and amortization                   4,102,109       4,049,109
                                                ---------       ---------
    Net oil and gas properties                  1,341,673       1,399,217
                                                ---------       ---------
                                             $  1,508,058       1,682,520
                                                =========       =========
  Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                            $      1,393             -
 Distributions payable                                711             271
                                                ---------       ---------
    Total current liabilities                       2,104             271
                                                ---------       ---------
Partners' equity:
 General partners                                  12,134          24,464
 Limited partners                               1,493,820       1,657,785
                                                ---------       ---------
    Total partners' equity                      1,505,954       1,682,249
                                                ---------       ---------
                                             $  1,508,058       1,682,520
                                                =========       =========

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1997       1996      1997       1996

  Revenues

Oil and gas                   $   391,226    443,480    768,685    836,307
Interest                              475        688      1,210      1,013
                                  -------    -------    -------    -------
                                  391,701    444,168    769,895    837,320
                                  -------    -------    -------    -------

  Expenses

Production                        198,120    240,200    403,821    496,928
General and administrative         25,346     25,169     59,369     59,621
Depreciation, depletion and
 amortization                      27,000     44,000     53,000     84,000
                                  -------    -------    -------    -------
                                  250,466    309,369    516,190    640,549
                                  -------    -------    -------    -------
Net income                    $   141,235    134,799    253,705    196,771
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $    15,141     16,092     27,603     25,269
                                  =======    =======    =======    =======
 General Partner              $     1,683      1,788      3,067      2,808
                                  =======    =======    =======    =======
 Limited partners             $   124,411    116,919    223,035    168,694
                                  =======    =======    =======    =======
  Per limited partner unit    $      9.15       8.60      16.40      12.41
                                  =======    =======    =======    =======

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Cash flows from operating activities:

 Cash received from oil and gas sales               $   857,491    787,630
 Cash paid to suppliers                                (479,504)  (535,116)
 Interest received                                        1,210      1,013
                                                       --------   --------
  Net cash provided by operating activities             379,197    253,527
                                                       --------   --------
Cash flows from investing activities:

 Cash received from sale of oil and gas properties       12,193     59,407
 Additions to oil and gas properties                     (7,649)    (8,391)
                                                       --------   --------
  Net cash provided by investing activities               4,544     51,016
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (429,560)  (320,599)
                                                       --------   --------
Net decrease in cash and cash equivalents               (45,819)   (16,056)

 Beginning of period                                     55,844     38,356
                                                       --------   --------
 End of period                                      $    10,025     22,300
                                                       ========   ========

                                                                (continued)

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   253,705    196,771

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               53,000     84,000
  (Increase) decrease in receivables                     88,806    (48,677)
  Increase (decrease) in payables                       (16,314)    21,433
                                                        -------    -------
Net cash provided by operating activities           $   379,197    253,527
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended June 30, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.19     20.57        (7%)
Average price per mcf of gas             $    2.74      2.56         7%
Oil production in barrels                   17,100    18,500        (8%)
Gas production in mcf                       23,000    25,000        (8%)
Gross oil and gas revenue                $ 391,226   443,480       (12%)
Net oil and gas revenue                  $ 193,106   203,280        (5%)
Partnership distributions                $ 185,000   190,000        (3%)
Limited partner distributions            $ 166,500   171,000        (3%)
Per unit distribution to limited
 partners                                $   12.25     12.58        (3%)
Number of limited partner units             13,596    13,596

Revenues

The Partnership's oil and gas revenues decreased to $391,226 from $443,480 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 12%. The principal factors affecting the comparison of the quarters ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 by 7%, or $1.38 per barrel, resulting in a decrease of approximately $25,500 in revenues. Oil sales represented 84% of total oil and gas sales during the quarter ended June 30, 1997 as compared to 86% during the quarter ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 7% or $.18 per mcf, resulting in an increase of approximately $4,500 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $21,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,400 barrels or 8% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996, resulting in a decrease of approximately $26,900 in revenues.

    Gas production decreased approximately 2,000 mcf or 8% during the same period, resulting in a decrease of approximately $5,500 in revenues.

    The total decrease in revenues due to the change in production is approximately $32,400.

Costs and Expenses

Total costs and expenses decreased to $250,466 from $309,369 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 19%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 18% lower, or approximately $42,100 less during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. The decrease is primarily attributable to higher workover costs incurred in 1996 as compared to 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General
    Partner personnel costs.    General and administrative costs increased 1%
    or approximately $200 during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

3. Depletion expense decreased to $27,000 for the quarter ended June 30, 1997 from $44,000 for the same period in 1996. This represents a decrease of 39%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decrease in oil and gas revenue.

B.  General Comparison of the Six Month Periods Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1997 and 1996:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.01     19.41         3%
Average price per mcf of gas             $    2.53      2.57        (2%)
Oil production in barrels                   32,600    36,500       (11%)
Gas production in mcf                       45,900    50,000        (8%)
Gross oil and gas revenue                $ 768,685   836,307        (8%)
Net oil and gas revenue                  $ 364,864   339,379         8%
Partnership distributions                $ 430,000   320,712        34%
Limited partner distributions            $ 387,000   289,712        34%
Per unit distribution to limited
 partners                                $   28.46     21.31        34%
Number of limited partner units             13,596    13,596

Revenues

The Partnership's oil and gas revenues decreased to $768,685 from $836,307 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 8%. The principal factors affecting the comparison of the six months ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 by 3%, or $.60 per barrel, resulting in an increase of approximately $21,900 in revenues. Oil sales represented 85% of total oil and gas sales during the six months ended June 30, 1997 and 1996.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 2%, or $.04 per mcf, resulting in a decrease of approximately $2,000 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $19,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,900 barrels or 11% during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, resulting in a decrease of approximately $78,000 in revenues.

    Gas production decreased approximately 4,100 mcf or 8% during the same period, resulting in a decrease of approximately $10,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $88,400.

Costs and Expenses

Total costs and expenses decreased to $516,190 from $640,549 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 19%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 19% lower, or approximately $93,100 less during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

    The decrease is primarily attributable to the following:

      The Partnership incurred higher workover costs in the six months ended June 30, 1996 as compared to the same period in 1997.

      The lease operating costs for the six months ended June 30, 1996 were overstated due to the accrual at December 31, 1995 for lease operating costs being lower than the actual lease operating costs incurred. The under-accrual of lease operating costs, at December 31, 1995, caused the lease operating costs for the six months ended June 30, 1996 to be overstated, thus skewing the comparison between the six months ended June 30, 1997 and 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $300 during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

3. Depletion expense decreased to $53,000 for the six months ended June 30, 1997 from $84,000 for the same period in 1996. This represents a decrease of 37%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decrease in oil and gas revenue.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $379,200 in the six months ended June 30, 1997 as compared to approximately $253,500 in the six months ended June 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $4,500 in the six months ended June 30, 1997 as compared to approximately $51,000 in the six months ended June 30, 1996. The principle source of the 1997 cash flow from investing activities was the sale of oil and gas properties, offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $429,600 in the six months ended June 30, 1997 as compared to approximately $320,600 in the six months ended June 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1997 were $430,000 of which $387,000 was distributed to the limited partners and $43,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $28.46. Total distributions during the six months ended June 30, 1996 were $320,712 of which $289,712 was distributed to the limited partners and $31,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $21.31.

The sources for the 1997 distributions of $430,000 were oil and gas operations of approximately $379,200 and the net change in oil and gas properties of approximately $4,500, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $320,712 were oil and gas operations of approximately $253,500 and the net change in oil and gas properties of approximately $51,000, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $6,640,651 have been made to the partners. As of June 30, 1997, $6,016,230 or $442.50 per limited partner unit has been distributed to the limited partners, representing an 89% return of the capital contributed.

As of June 30, 1997, the Partnership had approximately $164,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

               On June 12, 1997, the Partnership filed Form 8-K and on June 24, 1997, the Partnership filed Form 8-K Amended, with respect to Item 4, Changes in Registrant's Certifying Accountant.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND VIII-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner



                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: August 15, 1997