Form 10-Q
period 1997-09-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 1997-11-13
CIK 825881

Page 13 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission file number 0-17707

              Southwest Oil and Gas Income Fund VIII-A, L.P.
                  (Exact name of registrant as specified
                   in its limited partnership agreement)

Delaware                                          75-2220097
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                       407 N. Big Spring, Suite 300
                  _________Midland, Texas 79701_________
                 (Address of principal executive offices)

                      ________(915) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

              Southwest Oil and Gas Income Fund VIII-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1997           1996
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   22,460         55,844
 Receivable from Managing General Partner         124,925        227,459
----------                                     ---------
     Total current assets                         147,385        283,303
                                               ----------      ---------
Oil and gas properties - using the
 full cost method of accounting                 5,437,136      5,448,326
  Less accumulated depreciation,
   depletion and amortization                   4,125,109      4,049,109
                                               ----------      ---------
     Net oil and gas properties                 1,312,027      1,399,217
                                               ----------      ---------
                                               $1,459,412      1,682,520
                                               ==========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $      356           271
                                               ----------      ---------

Partners' equity
 General partners                                   9,745         24,464
 Limited partners                               1,449,311      1,657,785
                                               ----------      ---------
     Total partners' equity                     1,459,056      1,682,249
                                               ----------      ---------
                                               $1,459,412      1,682,520
                                               ==========      =========

              Southwest Oil and Gas Income Fund VIII-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1997      1996        1997      1996

Revenues

Oil and gas                  $   333,227   423,438   1,101,912 1,259,744
Interest                             290       462       1,499     1,476
                               --------- ---------   --------- ---------
                                 333,517   423,900   1,103,411 1,261,220
                               --------- ---------   --------- ---------
Expenses

Production                       225,018   274,419     628,839   771,347
General and administrative        24,396    24,917      83,765    84,538
Depreciation, depletion and
 amortization                     23,000    43,000      76,000   127,000
                               --------- ---------   --------- ---------
                                 272,414   342,336     788,604   982,885
                               --------- ---------   --------- ---------
Net income                   $    61,103    81,564     314,807   278,335
                               ========= =========   ========= =========


Net income allocated to:

 Managing General Partner    $     7,569    11,211      35,173    36,480
                               ========= =========   ========= =========
 General Partner             $       842     1,246       3,908     4,053
                               ========= =========   ========= =========
 Limited Partners            $    52,692    69,107     275,726   237,802
                               ========= =========   ========= =========
  Per limited partner unit   $      3.88      5.08       20.28     17.49
                               ========= =========   ========= =========

              Southwest Oil and Gas Income Fund VIII-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Cash flows from operating activities

 Cash received from oil and gas sales              $1,206,995  1,204,735
 Cash paid to suppliers                             (715,153)  (826,350)
 Interest received                                      1,499      1,476
                                                    ---------  ---------

  Net cash provided by operating activities           493,341    379,861
                                                    ---------  ---------
Cash flows from investing activities

 Cash received from sale of oil and gas
property interest                                      21,855     62,390
 Additions to oil and gas properties                 (10,665)   (10,600)
                                                    ---------  ---------

Net cash provided by investing activities              11,190     51,790
                                                    ---------  ---------

Cash flows used in financing activities

 Distributions to partners                          (537,915)  (438,379)
                                                    ---------  ---------
Net decrease in cash and cash equivalents            (33,384)    (6,728)

 Beginning of period                                   55,844     38,356
                                                    ---------  ---------
 End of period                                     $   22,460     31,628
=========                                          =========

                                                             (continued)

              Southwest Oil and Gas Income Fund VIII-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Reconciliation of net income to net cash provided by operating activities

Net income                                         $  314,807    278,335

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              76,000    127,000
 (Increase) decrease in receivables                   105,083   (55,009)
 Increase (decrease) in payables                      (2,549)     29,535
                                                    ---------  ---------
Net cash provided by operating activities          $  493,341    379,861
                                                    =========  =========

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended September 30, 1997 and 1996:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   17.88     21.77    (18%)
Average price per mcf of gas               $    2.46      2.30       7%
Oil production in barrels                     15,600    17,100     (9%)
Gas production in mcf                         22,100    21,900       1%
Gross oil and gas revenue                  $ 333,227   423,438    (21%)
Net oil and gas revenue                    $ 108,209   149,019    (27%)
Partnership distributions                  $ 108,000   118,000     (8%)
Limited partner distributions              $  97,200   106,200     (8%)
Per unit distribution to limited partners  $    7.15      7.81     (8%)
Number of limited partner units               13,596    13,596


Revenues

The Partnership's oil and gas revenues decreased to $333,227 from $423,438 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 21%. The principal factors affecting the comparison of the quarters ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 by 18%, or $3.89 per barrel, resulting in a decrease of approximately $66,500 in revenues. Oil sales represented 84% of total oil and gas sales during the quarter ended September 30, 1997 as compared to 88% during the quarter ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 7%, or $.16 per mcf, resulting in an increase of approximately $3,500 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $63,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,500 barrels or 9% during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, resulting in a decrease of approximately $26,800 in revenues.

    Gas production increased approximately 200 mcf or 1% during the same period, resulting in an increase of approximately $500 in revenues.

    The  net total decrease in revenues due to the change in production  is
    approximately  $26,300.   The  decrease in  primarily  attributable  to
    downtime due to mechanical problems.

Costs and Expenses

Total costs and expenses decreased to $272,414 from $342,336 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 20%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 18% lower, or approximately $49,400 less during the quarter ended September 30, 1997 as
   compared  to  the  quarter ended September 30, 1996.   The  decrease  is
   primarily attributable to higher workover costs incurred in 1996 as compared to 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $500 during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

3. Depletion expense decreased to $23,000 for the quarter ended September 30, 1997 from $43,000 for the same period in 1996. This represents a decrease of 47%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  1997
and 1996

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1997 and 1996:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   19.32     20.17     (4%)
Average price per mcf of gas               $    2.51      2.49       1%
Oil production in barrels                     48,200    53,600    (10%)
Gas production in mcf                         68,000    71,800     (5%)
Gross oil and gas revenue                  $1,101,9121,259,744    (13%)
Net oil and gas revenue                    $ 473,073   488,397     (3%)
Partnership distributions                  $ 538,000   438,712      23%
Limited partner distributions              $ 484,200   395,912      22%
Per unit distribution to limited partners  $   35.61     29.12      22%
Number of limited partner units               13,596    13,596

Revenues

The Partnership's oil and gas revenues decreased to $1,101,912 from $1,259,744 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 13%. The principal factors affecting the comparison of the nine months ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 by 4%, or $.85 per barrel, resulting in a decrease of approximately $45,600 in revenues. Oil sales represented 85% of total oil and gas sales during the nine months ended September 30, 1997 as compared to 86% during the nine months ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 1%, or $.02 per mcf, resulting in an increase of approximately $1,400 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $44,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 5,400 barrels or 10% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, resulting in a decrease of approximately $104,300 in revenues.

    Gas production decreased approximately 3,800 mcf or 5% during the same period, resulting in a decrease of approximately $9,500 in revenues.

    The  total  decrease  in revenues due to the change  in  production  is
    approximately  $113,800.   The decrease is  primarily  attributable  to
    downtime due to mechanical problems.

Costs and Expenses

Total costs and expenses decreased to $788,604 from $982,885 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 20%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 18% lower, or approximately $142,500 less during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease is primarily attributable to higher workover costs incurred in 1996 as compared to 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $800 during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

3. Depletion expense decreased to $76,000 for the nine months ended September 30, 1997 from $127,000 for the same period in 1996. This represents a decrease of 40%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $493,300 in the nine months ended September 30, 1997 as compared to approximately $379,900 in the nine months ended September 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $11,200 in the nine months ended September 30, 1997 as compared to approximately $51,800 in the nine months ended September 30, 1996. The principle source of the 1997 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $537,900 in the nine months ended September 30, 1997 as compared to approximately $438,400 in the nine months ended September 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1997 were $538,000 of which $484,200 was distributed to the limited partners and $53,800 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $35.61. Total distributions during the nine months ended September 30, 1996 were $438,712 of which $395,912 was distributed to the limited partners and $42,800 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $29.12.

The  sources  for  the  1997 distributions of $538,000  were  oil  and  gas operations of approximately $493,300 and the change in oil and gas properties of approximately $11,200, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $438,712 were oil and gas operations of approximately $379,900 and the change in oil and gas properties of approximately $51,800, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $6,748,651 have been made to the partners. As of September 30, 1997, $6,113,430 or $449.65 per limited partner unit has been distributed to the limited partners, representing a 90% return of the capital contributed.

As of September 30, 1997, the Partnership had approximately $147,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

             27 Financial Data Schedule

             (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Southwest Oil and Gas Income Fund VIII-
                                   A, L.P.
                                   a Delaware limited partnership


By:                                Southwest Royalties, Inc.
Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                        Bill E. Coggin, Vice President
and Chief Financial Officer

Date:     November 15, 1997