Form 10-Q
period 1998-03-31
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 1998-05-13
CIK 825881

3 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                            Yes   X   No

        The total number of pages contained in this report is 13.

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     1998           1997
                                                     ----           ----
                                                 (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $     14,821          2,669
 Receivable from Managing General Partner           80,912        141,933
 Other Receivable                                        -         40,239
                                                 ---------      ---------
    Total current assets                            95,733        184,841
                                                 ---------      ---------
Oil and gas properties - using
 the full-cost method of accounting              5,400,442      5,406,615
  Less accumulated depreciation,
   depletion and amortization                    4,334,109      4,281,109
                                                 ---------      ---------
    Net oil and gas properties                   1,066,333      1,125,506
                                                 ---------      ---------
                                              $  1,162,066      1,310,347
                                                 =========      =========

  Liabilities and Partners' Equity

Current liabilities - Distributions payable            281            686
                                                 ---------      ---------
Partners' equity:
 General partners                                    1,642         10,405
 Limited partners                                1,160,143      1,299,256
                                                 ---------      ---------
    Total partners' equity                       1,161,785      1,309,661
                                                 ---------      ---------
                                              $  1,162,066      1,310,347
                                                 =========      =========

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
  Revenues

Oil and gas                                         $   278,986    377,458
Interest                                                    784        735
                                                        -------    -------
                                                        279,770    378,193
                                                        -------    -------
  Expenses

Production                                              197,669    205,701
General and administrative                               34,741     34,024
Depreciation, depletion and amortization                 53,000     26,000
                                                        -------    -------
                                                        285,410    265,725
                                                        -------    -------
Net income (loss)                                   $   (5,640)    112,468
                                                        =======    =======
Net income (loss) allocated to:

 Managing General Partner                           $     4,262     12,462
                                                        =======    =======
 General partner                                    $       474      1,385
                                                        =======    =======
 Limited partners                                   $  (10,376)     98,621
                                                        =======    =======
  Per limited partner unit                          $     (.77)       7.25
                                                        =======    =======

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
Cash flows from operating activities:

 Cash received from oil and gas sales               $   331,666    477,273
 Cash paid to suppliers                               (224,069)  (259,524)
 Interest received                                          784        735
                                                       --------   --------
  Net cash provided by operating activities             108,381    218,484
                                                       --------   --------
Cash flows from investing activities:

 Sale of oil and gas properties                          50,634         72
 Additions to oil and gas properties                    (4,222)    (6,046)
                                                       --------   --------
  Net cash provided by (used in) investing
   activities                                            46,412    (5,974)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (142,641)  (245,082)
                                                       --------   --------
Net increase (decrease) in cash and
 cash equivalents                                        12,152   (32,572)

 Beginning of period                                      2,669     55,844
                                                       --------   --------
 End of period                                      $    14,821     23,272
                                                       ========   ========

                                                               (continued)

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $   (5,640)    112,468

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               53,000     26,000
  Decrease in receivables                                52,680     99,815
  Increase (decrease) in payables                         8,341   (19,799)
                                                        -------    -------
Net cash provided by operating activities           $   108,381    218,484
                                                        =======    =======

Supplemental schedule of noncash investing and financial activities:

  Overcharge for oil and gas properties
   included in receivable from Managing General
    Partner                                         $         -      5,404

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1998, and for the three months ended March 31, 1998, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997.

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

Results of Operations

A. General Comparison of the Quarters Ended March 31, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended March 31, 1998 and 1997:

                                               Three Months
                                                  Ended         Percentage
                                                March 31,         Increase
                                              1998      1997     (Decrease)
                                              ----      ----     ----------
Average price per barrel of oil           $   14.20     21.62    (34%)
Average price per mcf of gas              $    2.48      2.37       5%
Oil production in barrels                    15,800    15,000       5%
Gas production in mcf                        22,100    22,400     (1%)
Gross oil and gas revenue                 $ 278,986   377,458    (26%)
Net oil and gas revenue                   $  81,317   171,757    (53%)
Partnership distributions                 $ 142,237   245,000    (42%)
Limited partner distributions             $ 128,737   220,500    (42%)
Per unit distribution to limited
 partners                                 $    9.47     16.22    (42%)
Number of limited partner units              13,596    13,596

Revenues

The Partnership's oil and gas revenues decreased to $278,986 from $377,458 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 26%. The principal factors affecting the comparison of the quarters ended March 31, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 by 34%, or $7.42 per barrel, resulting in a decrease of approximately $111,300 in revenues. Oil sales represented 80% of total oil and gas sales during the quarter ended March 31, 1997 as compared to 20% during the quarter ended March 31, 1997.

    The average price for an mcf of gas received by the Partnership increased during the same period by 5%, or $.11 per mcf, resulting in an increase of approximately $2,464 in revenues.

    The total net decrease in revenues due to the change in prices received from oil and gas production is approximately $108,836. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 800 barrels or 5% during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997, resulting in an increase of approximately $11,360 in revenues.

    Gas production decreased approximately 300 mcf or 1% during the same period, resulting in a decrease of approximately $744 in revenues.

    The total net increase in revenues due to the change in production is approximately $11,060.

Costs and Expenses

Total costs and expenses increased to $285,410 from $265,725 for the quarters ended March 31, 1998 and 1997, respectively, an increase of 7%. The increase is the result of higher general and administrative expense and depletion expense partially offset by lease operating cost.

1.  Lease   operating  costs  and  production  taxes  were  4%  lower,   or
    approximately $8,032 less during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $717 during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

3. Depletion expense increased to $53,000 for the quarter ended March 31, 1998 from $26,000 for the same period in 1997. This represents an increase of 104%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil used to determine the Partnership's reserve for January 1, 1998 as compared to 1997.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $108,400 in the quarter ended March 31, 1998 as compared to approximately $218,500 in the quarter ended March 31, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $46,400 in the quarter ended March 31, 1998 as compared to approximately $(6,000) in the quarter ended March 31, 1997. The principle source of the 1998 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $142,600 in the quarter ended March 31, 1998 as compared to approximately $245,100 in the quarter ended March 31, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1998 were $142,237 of which $128,737 was distributed to the limited partners and $13,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1998 was $9.47. Total distributions during the quarter ended March 31, 1997 were $245,000 of which $220,500 was distributed to the limited partners and $24,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $16.22.

The sources for the 1998 distributions of $142,600 were oil and gas operations of approximately $108,400 and the sale of oil and gas properties of approximately $46,400. The sources for the 1997 distributions of $245,000 were oil and gas operations of approximately $218,500 and the sale of oil and gas properties of approximately $70, offset by additions to oil and gas properties of approximately $6,000, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $6,998,888 have been made to the partners. As of March 31, 1998, $6,339,367 or $466.27 per limited partner unit has been distributed to the limited partners, representing a 93% return of the capital contributed.

As of March 31, 1998, the Partnership had approximately $95,452 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 15, 1998