Form 10-Q
period 1998-06-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 1998-08-13
CIK 825881

5 of 14

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1998            1997
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $      6,688           2,669
 Receivable from Managing General Partner          61,979         141,933
 Other receivable                                       -          40,239
                                                ---------       ---------
    Total current assets                           68,667         184,841
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 5,401,265       5,406,615
  Less accumulated depreciation,
   depletion and amortization                   4,438,665       4,281,109
                                                ---------       ---------
    Net oil and gas properties                    962,600       1,125,506
                                                ---------       ---------
                                             $  1,031,267       1,310,347
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distributions payable    $        827             686
                                                ---------       ---------
Partners' equity:
 General partners                                 (1,038)          10,405
 Limited partners                               1,031,478       1,299,256
                                                ---------       ---------
    Total partners' equity                      1,030,440       1,309,661
                                                ---------       ---------
                                             $  1,031,267       1,310,347
                                                =========       =========

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1998      1997        1998      1997

  Revenues

Oil and gas                   $   218,924    391,226    497,910    768,685
Interest                              445        475      1,228      1,210
                                  -------    -------    -------    -------
                                  219,369    391,701    499,138    769,895
                                  -------    -------    -------    -------

  Expenses

Production                        206,044    198,120    403,713    403,821
General and administrative         28,613     25,346     63,353     59,369
Depreciation, depletion and
 amortization                      68,000     27,000    121,000     53,000
Provision for impairment of oil
 and gas properties                36,556          -     36,556          -
                                  -------    -------    -------    -------
                                  339,213    250,466    624,622    516,190
                                  -------    -------    -------    -------
Net income (loss)             $ (119,844)    141,235  (125,484)    253,705
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $   (1,376)     15,141      2,887     27,603
                                  =======    =======    =======    =======
 General Partner              $     (152)      1,683        320      3,067
                                  =======    =======    =======    =======
 Limited partners             $ (118,316)    124,411  (128,691)    223,035
                                  =======    =======    =======    =======
  Per limited partner unit    $    (8.70)       9.15     (9.47)      16.40
                                  =======    =======    =======    =======

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Cash flows from operating activities:

 Cash received from oil and gas sales               $   572,486    857,491
 Cash paid to suppliers                               (461,688)  (479,504)
 Interest received                                        1,228      1,210
                                                       --------   --------
  Net cash provided by operating activities             112,026    379,197
                                                       --------   --------
Cash flows from investing activities:

 Cash received from sale of oil and gas properties       45,589     12,193
 Additions to oil and gas properties                          -    (7,649)
                                                       --------   --------
  Net cash provided by investing activities              45,589      4,544
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (153,596)  (429,560)
                                                       --------   --------

Net increase (decrease) in cash and cash
 equivalents                                              4,019   (45,819)

 Beginning of period                                      2,669     55,844
                                                       --------   --------
 End of period                                      $     6,688     10,025
                                                       ========   ========

                                                               (continued)

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $ (125,484)    253,705

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization              121,000     53,000
  Provision for impairment of oil and gas
   properties                                            36,556          -
  Decrease in receivables                                74,576     88,806
  Increase (decrease) in payables                         5,378   (16,314)
                                                        -------    -------
Net cash provided by operating activities           $   112,026    379,197
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

Based on current conditions, management does not anticipate performing workovers during the year. The Partnership may undergo an increase later in 1998. Thereafter, the Partnership could possibly experience a normal decline of 10% to 12% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. The Partnership reduced the net capitalized costs of oil and gas properties in quarter ended June 30, 1998 by approximately $36,556. The write-down has the effect of reducing net income, but did not affect cash flow or partner distributions. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended June 30, 1998 and 1997:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    12.93     19.19      (33%)
Average price per mcf of gas             $     2.03      2.74      (26%)
Oil production in barrels                    14,000    17,100      (18%)
Gas production in mcf                        18,700    23,000      (19%)
Gross oil and gas revenue                $  218,924   391,226      (44%)
Net oil and gas revenue                  $   12,880   193,106      (93%)
Partnership distributions                $   11,500   185,000      (94%)
Limited partner distributions            $   10,350   166,500      (94%)
Per unit distribution to limited
 partners                                $      .76     12.25      (94%)
Number of limited partner units              13,596    13,596

Revenues

The Partnership's oil and gas revenues decreased to $218,924 from $391,226 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 44%. The principal factors affecting the comparison of the quarters ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 by 33%, or $6.26 per barrel, resulting in a decrease of approximately $107,000 in revenues. Oil sales represented 83% of total oil and gas sales during the quarter ended June 30, 1998 as compared to 84% during the quarter ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 26% or $.71 per mcf, resulting in a decrease of approximately $16,300 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $123,300. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,100 barrels or 18% during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997, resulting in a decrease of approximately $40,100 in revenues.

    Gas production decreased approximately 4,300 mcf or 19% during the same period, resulting in a decrease of approximately $8,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $48,800. The decrease in production is due primarily to a farm-out agreement on one oil well which decreased the partnership ownership percentage and a gas plant explosion which caused a decline in mcf's produced during the month of April 1998.

Costs and Expenses

Total costs and expenses increased to $339,213 from $250,466 for the quarters ended June 30, 1998 and 1997, respectively, an increase of 35%. The increase is the result of higher lease operating costs, depletion expense and general and administrative expense.

1.  Lease  operating  costs  and  production  taxes  were  4%  higher,   or
    approximately $7,900 more during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 13% or approximately $3,300 during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

3. Depletion expense increased to $68,000 for the quarter ended June 30, 1998 from $27,000 for the same period in 1997. This represents an increase of 152%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997. The Partnership reduced the net capitalized costs of oil and gas properties in quarter ended June 30, 1998 by approximately $36,556. The write-down has the effect of reducing net income, but did not affect cash flow or partner distributions.

B.  General  Comparison of the Six Month Periods Ended June  30,  1998  and
    1997

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1998 and 1997:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    13.60     20.01    (32%)
Average price per mcf of gas             $     2.27      2.53    (10%)
Oil production in barrels                    29,800    32,600     (9%)
Gas production in mcf                        40,800    45,900    (11%)
Gross oil and gas revenue                $  497,910   768,685    (35%)
Net oil and gas revenue                  $   94,197   364,864    (74%)
Partnership distributions                $  153,737   430,000    (64%)
Limited partner distributions            $  138,363   387,000    (64%)
Per unit distribution to limited
 partners                                $    10.18     28.46    (64%)
Number of limited partner units              13,596    13,596

Revenues

The Partnership's oil and gas revenues decreased to $497,910 from $768,685 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 35%. The principal factors affecting the comparison of the six months ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 by 32%, or $6.41 per barrel, resulting in a decrease of approximately $209,000 in revenues. Oil sales represented 81% of total oil and gas sales during the six months ended June 30, 1998 as compared to 85% during the six months ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 10%, or $.26 per mcf, resulting in a decrease of approximately $11,900 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $220,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,800 barrels or 9% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, resulting in a decrease of approximately $38,100 in revenues.

    Gas production decreased approximately 5,100 mcf or 11% during the same period, resulting in a decrease of approximately $11,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $49,700.

Costs and Expenses

Total costs and expenses increased to $624,622 from $516,190 for the six months ended June 30, 1998 and 1997, respectively, an increase of 21%. The increase is the result of higher general and administrative expense and depletion expense, partially offset by a decrease in lease operating costs.

1. Lease operating costs and production taxes were less than 1% lower, or approximately $100 less during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 7% or approximately $4,000 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

3. Depletion expense increased to $121,000 for the six months ended June 30, 1998 from $53,000 for the same period in 1997. This represents an increase of 128%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997. The Partnership reduced the net capitalized costs of oil and gas properties in quarter ended June 30, 1998 by approximately $36,556. The write-down has the effect of reducing net income, but did not affect cash flow or partner distributions.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $112,000 in the six months ended June 30, 1998 as compared to approximately $379,200 in the six months ended June 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $45,600 in the six months ended June 30, 1998 as compared to approximately $4,500 in the six months ended June 30, 1997. The principle source of the 1998 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $153,600 in the six months ended June 30, 1998 as compared to approximately $429,600 in the six months ended June 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1998 were $153,737 of which $139,087 was distributed to the limited partners and $14,650 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $10.23. Total distributions during the six months ended June 30, 1997 were $430,000 of which $387,000 was distributed to the limited partners and $43,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $28.46.

The  sources  for  the  1998 distributions of $153,737  were  oil  and  gas operations  of  approximately $112,000 and the net change in  oil  and  gas properties of approximately $45,600, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1997 distributions  of  $430,000  were oil and gas operations  of  approximately
$379,200 and the net change in oil and gas properties of approximately $4,500, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $7,010,388 have been made to the partners. As of June 30, 1998, $6,349,717 or $467.03 per limited partner unit has been distributed to the limited partners, representing an 91% return of the capital contributed.

As of June 30, 1998, the Partnership had approximately $67,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

                          No  reports  on  Form 8-K were filed  during  the
               quarter ended June 30, 1998.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND VIII-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner



                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice
                                       President
                                       and Chief Financial Officer
Date: August 15, 1998