Form 10-Q
period 1998-09-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 1998-11-12
CIK 825881

Page 13 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 15.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

              Southwest Oil and Gas Income Fund VIII-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1998           1997
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $    8,471          2,669
 Receivable from Managing General Partner          28,147        141,933
 Other receivable                                       -         40,239
                                               ----------      ---------
     Total current assets                          36,618        184,841
                                               ----------      ---------
Oil and gas properties - using the
 full cost method of accounting                 5,404,170      5,406,615
  Less accumulated depreciation,
   depletion and amortization                   4,443,165      4,281,109
                                               ----------      ---------
     Net oil and gas properties                   961,005      1,125,506
                                               ----------      ---------
                                               $  997,623      1,310,347
                                               ==========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $      611            686
                                               ----------      ---------

Partners' equity
 General partners                                 (3,931)         10,405
 Limited partners                               1,000,943      1,299,256
                                               ----------      ---------
     Total partners' equity                       997,012      1,309,661
                                               ----------      ---------
                                               $  997,623      1,310,347
                                               ==========      =========

              Southwest Oil and Gas Income Fund VIII-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1998      1997        1998      1997
                                  ----      ----        ----      ----
Revenues

Oil and gas                  $   210,036   333,227     707,947 1,101,912
Interest                              68       290       1,296     1,499
                               --------- ---------   --------- ---------
                                 210,104   333,517     709,243 1,103,411
                               --------- ---------   --------- ---------
Expenses

Production                       207,357   225,018     611,070   628,839
General and administrative        29,675    24,396      93,029    83,765
Depreciation, depletion and
 amortization                      4,500    23,000     125,500    76,000
Provision for impairment of oil
 and gas properties                    -         -      36,556         -
                               --------- ---------   --------- ---------
                                 241,532   272,414     866,155   788,604
                               --------- ---------   --------- ---------
Net income (loss)            $  (31,428)    61,103   (156,912)   314,807
                               ========= =========   ========= =========


Net income (loss) allocated to:

 Managing General Partner    $   (2,424)     7,569         463    35,173
                               ========= =========   ========= =========
 General Partner             $     (269)       842          51     3,908
                               ========= =========   ========= =========
 Limited Partners            $  (28,735)    52,692   (157,426)   275,726
                               ========= =========   ========= =========
  Per limited partner unit   $    (2.11)      3.88      (11.58)    20.28
                               ========= =========   ========= =========

              Southwest Oil and Gas Income Fund VIII-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998 1997
                                                       ----       ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  796,377  1,206,995
 Cash paid to suppliers                             (678,743)  (715,153)
 Interest received                                      1,296      1,499
                                                    ---------  ---------
  Net cash provided by operating activities           118,930    493,341
                                                    ---------  ---------
Cash flows from investing activities

 Cash received from sale of oil and gas
  property interest                                    42,686     21,855
 Additions to oil and gas properties                      (2)   (10,665)
                                                    ---------  ---------
  Net cash provided by investing activities            42,684     11,190
                                                    ---------  ---------

Cash flows used in financing activities

 Distributions to partners                          (155,812)  (537,915)
                                                    ---------  ---------
Net increase (decrease) in cash and cash
 equivalents                                            5,802   (33,384)

 Beginning of period                                    2,669     55,844
                                                    ---------  ---------
 End of period                                     $    8,471     22,460
                                                    =========  =========

                                                             (continued)

              Southwest Oil and Gas Income Fund VIII-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998 1997
                                                       ----      ----
Reconciliation of net income (loss) to net cash provided by operating activities

Net income (loss)                                  $(156,912)    314,807

Adjustments to reconcile net income (loss) to net cash provided by operating activities

 Depreciation, depletion and amortization             125,500     76,000
 Provision for impairment of oil and gas
  properties                                           36,556          -
 Decrease in receivables                               88,430    105,083
 Increase (decrease) in payables                       25,356    (2,549)
                                                    ---------  ---------
Net cash provided by operating activities          $  118,930    493,341
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the quarter ended September 30, 1998, the net capitalized cost did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first three quarters of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended September 30, 1998 and 1997:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------

Average price per barrel of oil            $   12.10     17.88    (32%)
Average price per mcf of gas               $    2.02      2.46    (18%)
Oil production in barrels                     13,800    15,600    (12%)
Gas production in mcf                         21,300    22,100     (4%)
Gross oil and gas revenue                  $ 210,036   333,227    (37%)
Net oil and gas revenue                    $   2,679   108,209    (98%)
Partnership distributions                  $   2,000   108,000    (98%)
Limited partner distributions              $   1,800    97,200    (98%)
Per unit distribution to limited partners  $     .13      7.15    (98%)
Number of limited partner units               13,596    13,596


Revenues

The Partnership's oil and gas revenues decreased to $210,036 from $333,227 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 37%. The principal factors affecting the comparison of the quarters ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 by 32%, or $5.78 per barrel, resulting in a decrease of approximately $90,200 in revenues. Oil sales represented 80% of total oil and gas sales during the quarter ended September 30, 1998 as compared to 84% during the quarter ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 18%, or $.44 per mcf, resulting in a decrease of approximately $9,700 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $99,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,800 barrels or 12% during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997, resulting in a decrease of approximately $21,800 in revenues.

    Gas production decreased approximately 800 mcf or 4% during the same period, resulting in a decrease of approximately $1,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $23,400.

Costs and Expenses

Total costs and expenses decreased to $241,532 from $272,414 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 11%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 8% lower, or approximately $17,700 less during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 22% or approximately $5,300 during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.


3. Depletion expense decreased to $4,500 for the quarter ended September 30, 1998 from $23,000 for the same period in 1997. This represents a decrease of 80%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in the price of oil and the decline in gross oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  1998
and 1997

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1998 and 1997:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   13.13     19.32    (32%)
Average price per mcf of gas               $    2.18      2.51    (13%)
Oil production in barrels                     43,600    48,200    (10%)
Gas production in mcf                         62,100    68,000     (9%)
Gross oil and gas revenue                  $ 707,947 1,101,912    (36%)
Net oil and gas revenue                    $  96,877   473,073    (80%)
Partnership distributions                  $ 155,737   538,000    (71%)
Limited partner distributions              $ 140,887   484,200    (71%)
Per unit distribution to limited partners  $   10.36     35.61    (71%)
Number of limited partner units               13,596    13,596

Revenues

The Partnership's oil and gas revenues decreased to $707,947 from $1,101,912 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 36%. The principal factors affecting the comparison of the nine months ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 by 32%, or $6.19 per barrel, resulting in a decrease of approximately $298,400 in revenues. Oil sales represented 81% of total oil and gas sales during the nine months ended September 30, 1998 as compared to 85% during the nine months ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 13%, or $.33 per mcf, resulting in a decrease of approximately $22,400 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $320,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,600 barrels or 10% during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, resulting in a decrease of approximately $60,400 in revenues.

   Gas production decreased approximately 5,900 mcf or 9% during the same period, resulting in a decrease of approximately $12,900 in revenues.

   The total decrease in revenues due to the change in production is approximately $73,300.

Costs and Expenses

Total costs and expenses increased to $866,155 from $788,604 for the nine months ended September 30, 1998 and 1997, respectively, an increase of 10%. The increase is the result of higher general and administrative expense and depletion expense, partially offset by a decrease in lease operating costs.

1. Lease   operating  costs  and  production  taxes  were  3%   lower,   or
   approximately $17,800 less during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 11% or approximately $9,300 during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

3. Depletion expense increased to $125,500 for the nine months ended September 30, 1998 from $76,000 for the same period in 1997. This represents an increase of 65%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil used to determine the Partnership's reserves for October 1, 1998 as compared to January 1, 1997 and the decline in gross oil and gas revenues. The decrease in price has also dropped the basis of the reserves because of the negative economics on some wells.

4. The net capitalized costs for the nine months ended September 30, 1998 exceeded the estimated present value of oil and gas reserves, discounted at 10% in the amount of $36,556, such excess costs were charged to current expense. The write-down had the effect of reducing net income, but did not affect cash flow or partner distributions.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $118,900 in the nine months ended September 30, 1998 as compared to approximately $493,300 in the nine months ended September 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $42,700 in the nine months ended September 30, 1998 as compared to approximately $11,200 in the nine months ended September 30, 1997. The principle source of the 1998 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $155,800 in the nine months ended September 30, 1998 as compared to approximately $537,900 in the nine months ended September 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1998 were $155,737 of which $140,887 was distributed to the limited partners and $14,850 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1998 was $10.36. Total distributions during the nine months ended September 30, 1997 were $538,000 of which $484,200 was distributed to the limited partners and $53,800 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $35.61.

The  sources  for  the  1998 distributions of $155,737  were  oil  and  gas operations  of  approximately  $118,900 and  the  change  in  oil  and  gas properties  of  approximately  $42,700,  resulting  with  excess  cash  for
contingencies  or  subsequent distributions.   The  sources  for  the  1997
distributions of $538,000 were oil and gas operations of approximately $493,300 and the change in oil and gas properties of approximately $11,200, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $7,012,388 have been made to the partners. As of September 30, 1998, $6,351,517 or $467.16 per limited partner unit has been distributed to the limited partners, representing a 93% return of the capital contributed.

As of September 30, 1998, the Partnership had approximately $36,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000
The Partnership relies on the Managing General Partner for their data processing requirements. This includes use of a program designed and implemented by Midland Southwest Software, the Managing General Partner's software subsidiary. Midland Southwest Software currently has a year 2000 plan in effect. They have surveyed existing programs and hardware and estimate a compliance date of early 1999. Determination of the total cost in connection with the year 2000 compliance issue is difficult to determine due to the fact that they are in the process of developing their new 1998 version of marketed oil and gas software, which has, from inception, included year 2000 compliance. Third party software programs utilized by the Managing General Partner are either in compliance or are not affected by the year 2000, with the exception of the payroll service, which is currently modifying its system to accurately handle the Year 2000 issue.

The Managing General Partner has not completed its evaluation of its vendors or suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operations of the Managing General Partner. Plans are under way to perform an audit in late 1998 or early 1999 to determine the effect of non-compliance of its vendors and suppliers on the Managing General Partner and thus formulate a contingency plan.

A potential source of risk includes, but is not limited to, the inability of principal purchasers and suppliers to be year 2000 compliant, which could have a material effect on the Managing General Partner's production, cash flow and overall financial condition, notwithstanding the Managing General Partner's actions to prepare its own information systems. The Managing General Partner currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

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

Date:     November 15, 1998