Form 10-Q
period 1999-06-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 1999-08-11
CIK 825881

17 of 1

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                            Yes   X   No

        The total number of pages contained in this report is 17.

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1999            1998
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $     16,755          21,234
 Receivable from Managing General Partner          76,179          24,555
                                                ---------       ---------
    Total current assets                           92,934          45,789
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 5,337,791       5,365,357
  Less accumulated depreciation,
   depletion and amortization                   5,000,466       4,984,466
                                                ---------       ---------
    Net oil and gas properties                    337,325         380,891
                                                ---------       ---------
                                             $    430,259         426,680
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distributions payable    $        607             189
                                                ---------       ---------
Partners' equity:
 General partners                                 (4,313)         (6,229)
 Limited partners                                 433,965         432,720
                                                ---------       ---------
    Total partners' equity                        429,652         426,491
                                                ---------       ---------
                                             $    430,259         426,680
                                                =========       =========

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1999      1998        1999      1998

  Revenues

Oil and gas                   $   210,510    218,924    365,460    497,910
Interest                              223        445        376      1,228
                                  -------    -------    -------    -------
                                  210,733    219,369    365,836    499,138
                                  -------    -------    -------    -------

  Expenses

Production                        113,873    206,044    254,206    403,713
General and administrative         27,341     28,613     54,469     63,353
Depreciation, depletion and
 amortization                       6,000     68,000     16,000    121,000
Provision for impairment of oil
 and gas properties                     -     36,556          -     36,556
                                  -------    -------    -------    -------
                                  147,214    339,213    324,675    624,622
                                  -------    -------    -------    -------
Net income (loss)             $    63,519  (119,844)     41,161  (125,484)
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     6,257    (1,376)      5,144      2,887
                                  =======    =======    =======    =======
 General Partner              $       695      (152)        572        320
                                  =======    =======    =======    =======
 Limited partners             $    56,567  (118,316)     35,445  (128,691)
                                  =======    =======    =======    =======
  Per limited partner unit    $      4.16     (8.70)       2.61     (9.47)
                                  =======    =======    =======    =======

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Cash flows from operating activities:

 Cash received from oil and gas sales               $   324,051    572,486
 Cash paid to suppliers                               (318,890)  (461,688)
 Interest received                                          376      1,228
                                                       --------   --------
  Net cash provided by operating activities               5,537    112,026
                                                       --------   --------
Cash flows from investing activities:

 Cash received from sale of oil and gas properties       27,748     46,686
 Additions to oil and gas properties                      (182)    (1,097)
                                                       --------   --------
  Net cash provided by investing activities              27,566     45,589
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (37,582)  (153,596)
                                                       --------   --------

Net increase (decrease) in cash and cash
 equivalents                                            (4,479)      4,019

 Beginning of period                                     21,234      2,669
                                                       --------   --------
 End of period                                      $    16,755      6,688
                                                       ========   ========

                                                               (continued)

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $    41,161  (125,484)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               16,000    121,000
  Provision for impairment of oil and gas
   properties                                                 -     36,556
  Decrease (increase) in receivables                   (41,409)     74,576
  Increase (decrease) in payables                      (10,215)      5,378
                                                        -------    -------
Net cash provided by operating activities           $     5,537    112,026
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 1999, and for the three and six months ended June 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. The Partnership's net capitalized costs did not exceed the estimated present value of reserves as of June 30, 1999. The oil price environment experienced during 1998 had an adverse affect on the Company's revenues and operating cash flow. Further declines of oil prices during 1999 could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended June 30, 1999 and 1998:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    15.95     12.93        23%
Average price per mcf of gas             $     2.33      2.03        15%
Oil production in barrels                    10,700    14,000      (24%)
Gas production in mcf                        17,100    18,700       (9%)
Gross oil and gas revenue                $  210,510   218,924       (4%)
Net oil and gas revenue                  $   96,637    12,880       650%
Partnership distributions                $   38,000    11,500       230%
Limited partner distributions            $   34,200    10,350       230%
Per unit distribution to limited
 partners                                $     2.52       .76       230%
Number of limited partner units              13,596    13,596

Revenues

The Partnership's oil and gas revenues decreased to $210,510 from $218,924 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 4%. The principal factors affecting the comparison of the quarters ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 by 23%, or $3.02 per barrel, resulting in an increase of approximately $42,300 in revenues. Oil sales represented 81% of total oil and gas sales during the quarter ended June 30, 1999 as compared to 83% during the quarter ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 15% or $.30 per mcf, resulting in an increase of approximately $5,600 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $47,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,300 barrels or 24% during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, resulting in a decrease of approximately $52,600 in revenues.

    Gas production decreased approximately 1,600 mcf or 9% during the same period, resulting in a decrease of approximately $3,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $56,300. The decrease in production was due primarily to property sales in 1998 and shut-in of several wells, which were uneconomic to operate.

Costs and Expenses

Total costs and expenses decreased to $147,214 from $339,213 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 57%. The decrease is the result of lower lease operating costs, depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 45% lower, or approximately $92,200 less during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,300 during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

3. Depletion expense decreased to $6,000 for the quarter ended June 30, 1999 from $68,000 for the same period in 1998. This represents a decrease of 91%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues. The Partnership reduced the net capitalized costs of oil and gas properties in quarter ended June 30, 1998 by approximately $36,556. The write-down has the effect of reducing net income, but did not affect cash flow or partner distributions.

B.  General  Comparison of the Six Month Periods Ended June  30,  1999  and
    1998

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1999 and 1998:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    12.97     13.60     (5%)
Average price per mcf of gas             $     2.08      2.27     (8%)
Oil production in barrels                    22,700    29,800    (24%)
Gas production in mcf                        34,100    40,800    (16%)
Gross oil and gas revenue                $  365,460   497,910    (27%)
Net oil and gas revenue                  $  111,254    94,197      18%
Partnership distributions                $   38,000   153,737    (75%)
Limited partner distributions            $   34,200   138,363    (75%)
Per unit distribution to limited
 partners                                $     2.52     10.18    (75%)
Number of limited partner units              13,596    13,596

Revenues

The Partnership's oil and gas revenues decreased to $365,460 from $497,910 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 27%. The principal factors affecting the comparison of the six months ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 by 5%, or $.63 per barrel, resulting in a decrease of approximately $18,800 in revenues. Oil sales represented 81% of total oil and gas sales during the six months ended June 30, 1999 as compared to 81% during the six months ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 8%, or $.19 per mcf, resulting in a decrease of approximately $7,800 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $26,600. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 7,100 barrels or 24% during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, resulting in a decrease of approximately $92,100 in revenues.

    Gas production decreased approximately 6,700 mcf or 16% during the same period, resulting in a decrease of approximately $13,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $106,000. The decrease in production was due primarily to property sales in 1998 and the shut-in of several wells, which were uneconomic to operate.

Costs and Expenses

Total costs and expenses decreased to $324,675 from $624,622 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 48%. The decrease is the result of lower general and administrative expense, depletion expense and lease operating costs.

1. Lease operating costs and production taxes were 37% lower, or approximately $149,500 less during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 14% or approximately $8,900 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

3. Depletion expense decreased to $16,000 for the six months ended June 30, 1999 from $121,000 for the same period in 1998. This represents a decrease of 87%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues. The Partnership reduced the net capitalized costs of oil and gas properties in quarter ended June 30, 1998 by approximately $36,556. The write-down has the effect of reducing net income, but did not affect cash flow or partner distributions.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $5,500 in the six months ended June 30, 1999 as compared to approximately $112,000 in the six months ended June 30, 1998. The primary source of the 1999 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $27,600 in the six months ended June 30, 1999 as compared to approximately $45,600 in the six months ended June 30, 1998. The principle source of the 1999 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $37,600 in the six months ended June 30, 1999 as compared to approximately $153,600 in the six months ended June 30, 1998. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1999 were $38,000 of which $34,200 was distributed to the limited partners and $3,800 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $2.52. Total distributions during the six months ended June 30, 1998 were $153,737 of which $139,087 was distributed to the limited partners and $14,650 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $10.23.

The  sources  for  the  1999  distributions of $38,000  were  oil  and  gas operations of approximately $5,500 and the net change in oil and gas properties of approximately $27,600, with the balance from available cash on hand at the beginning of the period. The sources for the 1998 distributions of $153,737 were oil and gas operations of approximately
$112,000 and the net change in oil and gas properties of approximately $45,600, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $7,062,620 have been made to the partners. As of June 30, 1999, $6,397,349 or $470.53 per limited partner unit has been distributed to the limited partners, representing an 94% return of the capital contributed.

As of June 30, 1999, the Partnership had approximately $92,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

                          No  reports  on  Form 8-K were filed  during  the
               quarter ended June 30, 1999.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND VIII-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner



                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice
                                       President
                                       and Chief Financial Officer
Date: August 15, 1999