Form 10-Q
period 2000-03-31
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2000-05-10
CIK 825881

13 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     2000           1999
                                                     ----           ----
                                                 (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $     75,029         43,291
 Receivable from Managing General Partner          181,594        132,897
                                                 ---------      ---------
    Total current assets                           256,623        176,188
                                                 ---------      ---------
Oil and gas properties - using
 the full-cost method of accounting              5,345,923      5,345,915
  Less accumulated depreciation,
   depletion and amortization                    5,015,466      5,007,466
                                                 ---------      ---------
    Net oil and gas properties                     330,457        338,449
                                                 ---------      ---------
                                              $    587,080        514,637
                                                 =========      =========

  Liabilities and Partners' Equity

Current liabilities - Distributions payable   $        199            250
                                                 ---------      ---------
Partners' equity:
 General partners                                   16,789          8,740
 Limited partners                                  570,092        505,647
                                                 ---------      ---------
    Total partners' equity                         586,881        514,387
                                                 ---------      ---------
                                              $    587,080        514,637
                                                 =========      =========

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
  Revenues

Oil and gas                                         $   358,875    154,950
Interest                                                    805        153
                                                        -------    -------
                                                        359,680    155,103
                                                        -------    -------
  Expenses

Production                                              153,100    140,093
General and administrative                               26,086     27,127
Depreciation, depletion and amortization                  8,000     10,000
                                                        -------    -------
                                                        187,186    177,220
                                                        -------    -------
Net income (loss)                                   $   172,494   (22,117)
                                                        =======    =======
Net income (loss) allocated to:

 Managing General Partner                           $    16,244    (1,091)
                                                        =======    =======
 General partner                                    $     1,805      (121)
                                                        =======    =======
 Limited partners                                   $   154,445   (20,905)
                                                        =======    =======
  Per limited partner unit                          $     11.36     (1.54)
                                                        =======    =======

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
Cash flows from operating activities:

 Cash received from oil and gas sales               $   312,088    143,736
 Cash paid to suppliers                               (181,096)  (162,736)
 Interest received                                          805        153
                                                       --------   --------
   Net cash provided by (used in) operating activities              131,797
(18,847)
                                                       --------   --------
Cash flows from investing activities:

 Sale of oil and gas properties                               -     27,748
 Additions to oil and gas properties                        (8)          -
                                                       --------   --------
   Net cash (used in) provided by investing activities                  (8)
27,748
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (100,051)          -
                                                       --------   --------
Net increase in cash and cash equivalents                31,738      8,901

 Beginning of period                                     43,291     21,234
                                                       --------   --------
 End of period                                      $    75,029     30,135
                                                       ========   ========

                                                               (continued)

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

Net income (loss)                                   $   172,494   (22,117)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization                8,000     10,000
  Increase in receivables                              (46,787)   (11,214)
  (Decrease) increase in payables                       (1,910)      4,484
                                                        -------    -------
Net cash provided by (used in) operating activities $   131,797   (18,847)
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2000, and for the three months ended March 31, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based on current conditions, management anticipates performing workovers during the year to enhance production. The Partnership could possibly experience a normal decline of 7% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A. General Comparison of the Quarters Ended March 31, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended March 31, 2000 and 1999:

                                               Three Months
                                                  Ended         Percentage
                                                March 31,         Increase
                                              2000      1999     (Decrease)
                                              ----      ----     ----------
Average price per barrel of oil           $   26.84     10.32     160%
Average price per mcf of gas              $    3.25      1.83      78%
Oil production in barrels                    11,400    12,000     (5%)
Gas production in mcf                        16,300    17,000     (4%)
Gross oil and gas revenue                 $ 358,875   154,950     132%
Net oil and gas revenue                   $ 205,775    14,857   1,285%
Partnership distributions                 $ 100,000         -     100%
Limited partner distributions             $  90,000         -     100%
Per unit distribution to limited
 partners                                 $    6.62         -     100%
Number of limited partner units              13,596    13,596

Revenues

The Partnership's oil and gas revenues increased to $358,875 from $154,950 for the quarters ended March 31, 2000 and 1999, respectively, an increase of 132%. The principal factors affecting the comparison of the quarters ended March 31, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 by 160%, or $16.52 per barrel, resulting in an increase of approximately $198,200 in revenues. Oil sales represented 85% of total oil and gas sales during the quarter ended March 31, 2000 as compared to 80% during the quarter ended March 31, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 78%, or $1.42 per mcf, resulting in an increase of approximately $24,100 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $222,300. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 600 barrels or 5% during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999, resulting in a decrease of approximately $16,100 in revenues.

    Gas production decreased approximately 700 mcf or 4% during the same period, resulting in a decrease of approximately $2,300 in revenues.

    The total decrease in revenues due to the change in production is approximately $18,400.

Costs and Expenses

Total costs and expenses increased to $187,186 from $177,220 for the quarters ended March 31, 2000 and 1999, respectively, an increase of 6%. The increase is the result of higher lease operating cost, partially offset by a decrease in general and administrative expense and depletion expense.

1.  Lease  operating  costs  and  production  taxes  were  9%  higher,   or
    approximately $13,000 more during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $1,000 during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

3. Depletion expense decreased to $8,000 for the quarter ended March 31, 2000 from $10,000 for the same period in 1999. This represents a decrease of 20%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods were the increase in the price of oil and thus the increase in sales.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $131,800 in the quarter ended March 31, 2000 as compared to approximately $(18,800) in the quarter ended March 31, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash  flows  (used in) provided by investing activities were  approximately
$(8) in the quarter ended March 31, 2000 as compared to approximately $27,700 in the quarter ended March 31, 1999. The principle use of the 2000 cash flow from investing activities was the additions of oil and gas properties.

Cash flows used in financing activities were approximately $100,100 in the quarter ended March 31, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2000 were $100,000 of which $90,000 was distributed to the limited partners and $10,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2000 was $6.62. There were no distributions during the quarter ended March 31, 1999.

The  sources  for  the  2000 distributions of $100,000  were  oil  and  gas
operations  of  approximately  $131,800,  resulting  in  excess  cash   for
contingencies or subsequent distributions to partners.

Since inception of the Partnership, cumulative monthly cash distributions of $7,283,421 have been made to the partners. As of March 31, 2000, $6,599,950 or $485.43 per limited partner unit has been distributed to the limited partners, representing a 97% return of the capital contributed.

As of March 31, 2000, the Partnership had approximately $256,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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


                              SOUTHWEST OIL & GAS
                              INCOME FUND VIII-A, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ J Steven Person
                                   ------------------------------
                                   J Steven Person, Vice-President of
                                   Marketing and Chief Financial Officer
                                   of Southwest Royalties, Inc.
                                   the Managing General Partner



Date:  May 15, 2000