Form 10-Q
period 2000-06-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2000-08-10
CIK 825881

3 of 16

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                            Yes   X   No

        The total number of pages contained in this report is 16.

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2000            1999
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $    111,119          43,291
 Receivable from Managing General Partner         190,109         132,897
                                                ---------       ---------
    Total current assets                          301,228         176,188
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 5,354,246       5,345,915
  Less accumulated depreciation,
   depletion and amortization                   5,018,466       5,007,466
                                                ---------       ---------
    Net oil and gas properties                    335,780         338,449
                                                ---------       ---------
                                             $    637,008         514,637
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distributions payable    $         95             250
                                                ---------       ---------
Partners' equity:
 General partners                                  22,092           8,740
 Limited partners                                 614,821         505,647
                                                ---------       ---------
    Total partners' equity                        636,913         514,387
                                                ---------       ---------
                                             $    637,008         514,637
                                                =========       =========

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2000      1999        2000      1999

  Revenues

Oil and gas                   $   363,572    210,510    722,447    365,460
Interest                            1,547        223      2,353        376
                                  -------    -------    -------    -------
                                  365,119    210,733    724,800    365,836
                                  -------    -------    -------    -------

  Expenses

Production                        162,539    113,873    315,638    254,206
General and administrative         29,549     27,341     55,636     54,469
Depreciation, depletion and
 amortization                       3,000      6,000     11,000     16,000
                                  -------    -------    -------    -------
                                  195,088    147,214    382,274    324,675
                                  -------    -------    -------    -------
Net income                    $   170,031     63,519    342,526     41,161
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $    15,573      6,257     31,817      5,144
                                  =======    =======    =======    =======
 General Partner              $     1,730        695      3,535        572
                                  =======    =======    =======    =======
 Limited partners             $   152,728     56,567    307,174     35,445
                                  =======    =======    =======    =======
  Per limited partner unit    $     11.23       4.16      22.59       2.61
                                  =======    =======    =======    =======

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Cash flows from operating activities:

 Cash received from oil and gas sales               $   664,523    324,051
 Cash paid to suppliers                               (370,562)  (318,890)
 Interest received                                        2,353        376
                                                       --------   --------
  Net cash provided by operating activities             296,314      5,537
                                                       --------   --------
Cash flows from investing activities:

 Cash received from sale of oil and gas properties            -     27,748
 Additions to oil and gas properties                    (8,331)      (182)
                                                       --------   --------
  Net cash (used in) provided by investing activities   (8,331)    27,566
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (220,155)   (37,582)
                                                       --------   --------

Net increase (decrease) in cash and cash
 equivalents                                             67,828    (4,479)

 Beginning of period                                     43,291     21,234
                                                       --------   --------
 End of period                                      $   111,119     16,755
                                                       ========   ========

                                                               (continued)

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   342,526     41,161

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               11,000     16,000
  Increase in receivables                              (57,924)   (41,409)
  Increase (decrease) in payables                           712   (10,215)
                                                        -------    -------
Net cash provided by operating activities           $   296,314      5,537
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2000, and for the three and six months ended June 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. The Partnership's net capitalized costs did not exceed the estimated present value of reserves as of June 30, 2000.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended June 30, 2000 and 1999:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    27.29     15.95        71%
Average price per mcf of gas             $     4.29      2.33        84%
Oil production in barrels                    10,900    10,700         2%
Gas production in mcf                        15,400    17,100      (10%)
Gross oil and gas revenue                $  363,572   210,510        73%
Net oil and gas revenue                  $  201,033    96,637       108%
Partnership distributions                $  120,000    38,000       216%
Limited partner distributions            $  108,000    34,200       216%
Per unit distribution to limited
 partners                                $     7.94      2.52       216%
Number of limited partner units              13,596    13,596

Revenues

The Partnership's oil and gas revenues increased to $363,572 from $210,510 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 73%. The principal factors affecting the comparison of the quarters ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 by 71%, or $11.34 per barrel, resulting in an increase of approximately $121,300 in revenues. Oil sales represented 82% of total oil and gas sales during the quarter ended June 30, 2000 as compared to 81% during the quarter ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 84% or $1.96 per mcf, resulting in an increase of approximately $33,500 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $154,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 200 barrels or 2% during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, resulting in an increase of approximately $5,500 in revenues.

    Gas production decreased approximately 1,700 mcf or 10% during the same period, resulting in a decrease of approximately $7,300 in revenues.

    The net total decrease in revenues due to the change in production is approximately $1,800.

Costs and Expenses

Total costs and expenses increased to $195,088 from $147,214 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 33%. The increase is the result of higher lease operating costs and general and administrative expense, partially offset by a decrease in depletion expense.

1. Lease operating costs and production taxes were 43% higher, or approximately $49,000 more during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 8% or approximately $2,200 during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

3. Depletion expense decreased to $3,000 for the quarter ended June 30, 2000 from $6,000 for the same period in 1999. This represents a decrease of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

B.  General  Comparison of the Six Month Periods Ended June  30,  2000  and
    1999

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2000 and 1999:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    27.06     12.97     109%
Average price per mcf of gas             $     3.76      2.08      81%
Oil production in barrels                    22,300    22,700     (2%)
Gas production in mcf                        31,700    34,100     (7%)
Gross oil and gas revenue                $  722,447   365,460      98%
Net oil and gas revenue                  $  406,809   111,254     266%
Partnership distributions                $  220,000    38,000     479%
Limited partner distributions            $  198,000    34,200     479%
Per unit distribution to limited
 partners                                $    14.56      2.52     479%
Number of limited partner units              13,596    13,596

Revenues

The Partnership's oil and gas revenues increased to $722,447 from $365,460 for the six months ended June 30, 2000 and 1999, respectively, an increase of 98%. The principal factors affecting the comparison of the six months ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 by 109%, or $14.09 per barrel, resulting in an increase of approximately $319,800 in revenues. Oil sales represented 84% of total oil and gas sales during the six months ended June 30, 2000 as compared to 81% during the six months ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 81%, or $1.68 per mcf, resulting in an increase of approximately $57,300 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $377,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 400 barrels or 2% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, resulting in a decrease of approximately $10,800 in revenues.

    Gas production decreased approximately 2,400 mcf or 7% during the same period, resulting in a decrease of approximately $9,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $19,800.

Costs and Expenses

Total costs and expenses increased to $382,274 from $324,675 for the six months ended June 30, 2000 and 1999, respectively, an increase of 18%. The increase is the result of higher lease operating costs and general and administrative expense, partially offset by a decrease depletion expense.

1. Lease operating costs and production taxes were 24% higher, or approximately $61,400 more during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $1,200 during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

3. Depletion expense decreased to $11,000 for the six months ended June 30, 2000 from $16,000 for the same period in 1999. This represents a decrease of 31%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $296,300 in the six months ended June 30, 2000 as compared to approximately $5,500 in the six months ended June 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows (used in) provided by investing activities were approximately $(8,300) in the six months ended June 30, 2000 as compared to approximately $27,600 in the six months ended June 30, 1999. The principle use of the 2000 cash flow from investing activities was the addition of oil and gas properties.

Cash flows used in financing activities were approximately $220,200 in the six months ended June 30, 2000 as compared to approximately $37,600 in the six months ended June 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2000 were $220,000 of which $198,000 was distributed to the limited partners and $22,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $14.56. Total distributions during the six months ended June 30, 1999 were $38,000 of which $34,200 was distributed to the limited partners and $3,800 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $2.52.

The  sources  for  the  2000 distributions of $220,000  were  oil  and  gas operations  of  approximately  $296,300 and  the  change  in  oil  and  gas properties of approximately $(8,300), resulting in excess cash for contingencies or subsequent distributions. The sources for the 1999 distributions  of  $38,000  were oil and gas  operations  of  approximately
$5,500 and the net change in oil and gas properties of approximately $27,600, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $7,403,421 have been made to the partners. As of June 30, 2000, $6,707,950 or $493.38 per limited partner unit has been distributed to the limited partners, representing an 99% return of the capital contributed.

As of June 30, 2000, the Partnership had approximately $301,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal due by December 31, 2000 and $15.3 million interest payments due within the next twelve months on its debt obligations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

                          No  reports  on  Form 8-K were filed  during  the
               quarter ended June 30, 2000.

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

Date: August 15, 2000