Form 10-Q
period 2000-09-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2000-11-01
CIK 825881

Page 7 of 16
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

              Southwest Oil and Gas Income Fund VIII-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2000           1999
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $  108,039         43,291
 Receivable from Managing General Partner         201,057        132,897
                                                ---------      ---------
     Total current assets                         309,096        176,188
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 5,354,284      5,345,915
  Less accumulated depreciation,
   depletion and amortization                   5,026,466      5,007,466
                                                ---------      ---------
     Net oil and gas properties                   327,818        338,449
                                                ---------      ---------
                                               $  636,914        514,637
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $      716            250
                                                ---------      ---------

Partners' equity
 General partners                                  22,821          8,740
 Limited partners                                 613,377        505,647
                                                ---------      ---------
     Total partners' equity                       636,198        514,387
                                                ---------      ---------
                                               $  636,914        514,637
                                                =========      =========

              Southwest Oil and Gas Income Fund VIII-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2000      1999        2000      1999
                                  ----      ----        ----      ----
Revenues

Oil and gas                  $   400,294   260,583   1,122,741   626,043
Interest                           1,627       329       3,980       705
                               --------- ---------   --------- ---------
                                 401,921   260,912   1,126,721   626,748
                               --------- ---------   --------- ---------
Expenses

Production                       198,628   142,454     514,267   396,660
General and administrative        26,008    24,634      81,643    79,102
Depreciation, depletion and
 amortization                      8,000     1,000      19,000    17,000
                               --------- ---------   --------- ---------
                                 232,636   168,088     614,910   492,762
                               --------- ---------   --------- ---------
Net income                   $   169,285    92,824     511,811   133,986
                               ========= =========   ========= =========


Net income allocated to:

 Managing General Partner    $    15,956     8,445      47,773    13,589
                               ========= =========   ========= =========
 General Partner             $     1,773       938       5,308     1,510
                               ========= =========   ========= =========
 Limited Partners            $   151,556    83,441     458,730   118,887
                               ========= =========   ========= =========
  Per limited partner unit   $     11.15      6.14       33.74      8.74
                               ========= =========   ========= =========

              Southwest Oil and Gas Income Fund VIII-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Cash flows from operating activities

 Cash received from oil and gas sales              $1,042,488    544,509
 Cash paid to suppliers                             (583,817)  (480,641)
 Interest received                                      3,980        705
                                                    ---------  ---------
  Net cash provided by operating activities           462,651     64,573
                                                    ---------  ---------
Cash flows from investing activities

 Cash received from sale of oil and gas
  property interest                                         -     27,748
 Additions to oil and gas properties                  (8,369)    (7,022)
                                                    ---------  ---------
  Net cash provided by investing activities           (8,369)     20,726
                                                    ---------  ---------

Cash flows used in financing activities

 Distributions to partners                          (389,534)   (78,744)
                                                    ---------  ---------
Net increase in cash and cash equivalents              64,748      6,555

 Beginning of period                                   43,291     21,234
                                                    ---------  ---------
 End of period                                     $  108,039     27,789
                                                    =========  =========

                                                             (continued)

              Southwest Oil and Gas Income Fund VIII-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----      ----
Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $  511,811    133,986

Adjustments to reconcile net income to
 net cash provided by operating activities

 Depreciation, depletion and amortization              19,000     17,000
 Increase in receivables                             (80,253)   (81,534)
 Increase (decrease) in payables                       12,093    (4,879)
                                                    ---------  ---------
Net cash provided by operating activities          $  462,651     64,573
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2000, and for the three and nine months ended September 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based on current conditions, management anticipates the possibility of performing workovers during the next twelve months. The Partnership could possibly experience a normal decline of 10% to 12% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the quarter ended September 30, 2000, the net capitalized cost did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended September 30, 2000 and 1999:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------

Average price per barrel of oil            $   29.84     20.67      44%
Average price per mcf of gas               $    5.31      2.20     141%
Oil production in barrels                     11,600    10,660       9%
Gas production in mcf                         14,800    18,300    (19%)
Gross oil and gas revenue                  $ 400,294   260,583      54%
Net oil and gas revenue                    $ 201,666   118,129      71%
Partnership distributions                  $ 170,000    40,801     317%
Limited partner distributions              $ 153,000    36,801     316%
Per unit distribution to limited partners  $   11.25      2.71     316%
Number of limited partner units               13,596    13,596


Revenues

The Partnership's oil and gas revenues increased to $400,294 from $260,583 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 54%. The principal factors affecting the comparison of the quarters ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 by 44%, or $9.17 per barrel, resulting in an increase of approximately $97,800 in revenues. Oil sales represented 81% of total oil and gas sales during the quarter ended September 30, 2000 as compared to 85% during the quarter ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 141%, or $3.11 per mcf, resulting in an increase of approximately $56,900 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $154,700. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 940 barrels or 9% during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999, resulting in an increase of approximately $28,100 in revenues.

    Gas production decreased approximately 3,500 mcf or 19% during the same period, resulting in a decrease of approximately $18,600 in revenues.

    The total net increase in revenues due to the change in production is approximately $9,500. The decrease in gas production is due primarily to one well, which a gas leak in the main line occurred, and production is still low.

Costs and Expenses

Total costs and expenses increased to $232,636 from $168,088 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 38%. The increase is the result of higher lease operating costs and depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 39% higher, or approximately $56,200 more during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and
   maintenance.   Since production taxes are based on gross  revenues,  the
   increase in oil and gas prices have directly increased production taxes.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 6% or approximately $1,400 during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

3. Depletion expense increased to $8,000 for the quarter ended September 30, 2000 from $1,000 for the same period in 1999. This represents an increase of 700%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The increase in depletion expense is due to an accrual adjustment, which was made during the quarter ended September 30, 1999 to adjust for the over accrual of depletion in the first two quarters of 1999. The rapid rise in prices during the first three quarters of 1999 from $14/bbl to $23/bbl and from $1.71/mcf to $2.38/mcf caused an adjustment to be necessary during the third quarter of 1999.

B.   General Comparison of the Nine Month Periods Ended September 30,  2000
and 1999

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2000 and 1999:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   28.12     15.25      84%
Average price per mcf of gas               $    4.05      2.23      82%
Oil production in barrels                     33,300    33,750     (1%)
Gas production in mcf                         46,000    49,960     (8%)
Gross oil and gas revenue                  $1,122,741  626,043      79%
Net oil and gas revenue                    $ 608,474   229,383     165%
Partnership distributions                  $ 390,000    78,801     395%
Limited partner distributions              $ 351,000    74,801     369%
Per unit distribution to limited partners  $   25.82      5.50     369%
Number of limited partner units               13,596    13,596

Revenues

The Partnership's oil and gas revenues increased to $1,122,741 from $626,043 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 79%. The principal factors affecting the comparison of the nine months ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 by 84%, or $12.87 per barrel, resulting in an increase of approximately $434,400 in revenues. Oil sales represented 83% of total oil and gas sales during the nine months ended September 30, 2000 as compared to 82% during the nine months ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 82%, or $1.82 per mcf, resulting in an increase of approximately $90,900 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $525,300. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 450 barrels or 1% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, resulting in a decrease of approximately $12,700 in revenues.

   Gas production decreased approximately 3,960 mcf or 8% during the same period, resulting in a decrease of approximately $16,000 in revenues.

   The total decrease in revenues due to the change in production is approximately $28,700.

Costs and Expenses

Total costs and expenses increased to $614,910 from $492,762 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 25%. The increase is the result of higher general and administrative expense, depletion expense and lease operating costs.

1. Lease operating costs and production taxes were 30% higher, or approximately $117,600 more during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $2,500 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

3. Depletion expense increased to $19,000 for the nine months ended September 30, 2000 from $17,000 for the same period in 1999. This represents an increase of 12%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $462,700 in the nine months ended September 30, 2000 as compared to approximately $64,600 in the nine months ended September 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows (used in) provided by investing activities were approximately $(8,400) in the nine months ended September 30, 2000 as compared to approximately $20,700 in the nine months ended September 30, 1999. The principle use of the 2000 cash flow from investing activities was the addition to in oil and gas properties.

Cash flows used in financing activities were approximately $389,500 in the nine months ended September 30, 2000 as compared to approximately $78,700 in the nine months ended September 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2000 were $390,000 of which $351,000 was distributed to the limited partners and $39,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $25.82. Total distributions during the nine months ended September 30, 1999 were $78,801 of which $74,801 was distributed to the limited partners and $4,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1999 was $5.50.

The  sources  for  the  2000 distributions of $390,000  were  oil  and  gas operations  of  approximately  $462,700 and  the  change  in  oil  and  gas properties of approximately $(8,400), resulting in excess cash for contingencies or subsequent distributions. The sources for the 1999 distributions of $78,801 were oil and gas operations of approximately $64,600 and the change in oil and gas properties of approximately $20,700, resulting with excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $7,573,421 have been made to the partners. As of September 30, 2000, $6,860,950 or $504.63 per limited partner unit has been distributed to the limited partners, representing a 101% return of the capital contributed.

As of September 30, 2000, the Partnership had approximately $308,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with approximately, $33.8 million of cash interest and $5.9 million of principal due within the next twelve months. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's continuing debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

Date:     November 15, 2000