Form 10-Q
period 2001-06-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2001-08-01
CIK 825881

2 of 14

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2001            2000
                                                ---------      ------------
                                               (unaudited)
  Assets
  ------
Current assets:
 Cash and cash equivalents                    $     37,382        111,937
 Receivable from Managing General Partner          164,489        175,865
                                                 ---------      ---------
    Total current assets                           201,871        287,802
                                                 ---------      ---------
Oil and gas properties - using
 the full-cost method of accounting              5,388,483      5,354,285
  Less accumulated depreciation,
   depletion and amortization                    5,047,466      5,029,466
                                                 ---------      ---------
    Net oil and gas properties                     341,017        324,819
                                                 ---------      ---------
                                              $    542,888        612,621
                                                 =========      =========

  Liabilities and Partners' Equity
  --------------------------------
Current liabilities - Distributions payable   $        119            179
                                                 ---------      ---------
Partners' equity:
 General partners                                   15,578         20,745
 Limited partners                                  527,191        591,697
                                                 ---------      ---------
    Total partners' equity                         542,769        612,442
                                                 ---------      ---------
                                              $    542,888        612,621
                                                 =========      =========

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2001      2000        2001      2000
                                   -----     -----       -----     -----

  Revenues
  --------
Oil and gas                   $   349,457    363,572    743,238    722,447
Interest                            1,168      1,547      2,892      2,353
                                  -------    -------    -------    -------
                                  350,625    365,119    746,130    724,800
                                  -------    -------    -------    -------

  Expenses
  --------
Production                        182,961    162,539    320,075    315,638
General and administrative         26,817     29,549     52,728     55,636
Depreciation, depletion and
 amortization                      10,000      3,000     18,000     11,000
                                  -------    -------    -------    -------
                                  219,778    195,088    390,803    382,274
                                  -------    -------    -------    -------
Net income                    $   130,847    170,031    355,327    342,526
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $    12,676     15,573     33,599     31,817
                                  =======    =======    =======    =======
 General Partner              $     1,409      1,730      3,734      3,535
                                  =======    =======    =======    =======
 Limited partners             $   116,762    152,728    317,994    307,174
                                  =======    =======    =======    =======
  Per limited partner unit    $      8.59      11.23      23.39      22.59
                                  =======    =======    =======    =======

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2001      2000
                                                         -----     -----
Cash flows from operating activities:

 Cash received from oil and gas sales               $   786,335    664,523
 Cash paid to suppliers                               (404,524)  (370,562)
 Interest received                                        2,892      2,353
                                                       --------   --------
  Net cash provided by operating activities             384,703    296,314
                                                       --------   --------
Cash flows from investing activities:

 Sale of oil and gas properties                             200          -
 Additions to oil and gas properties                   (34,398)    (8,331)
                                                       --------   --------
  Net cash used in investing activities                (34,198)    (8,331)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (425,060)  (220,155)
                                                       --------   --------

Net (decrease) increase in cash and cash
 equivalents                                           (74,555)     67,828

 Beginning of period                                    111,937     43,291
                                                       --------   --------
 End of period                                      $    37,382    111,119
                                                       ========   ========
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   355,327    342,526

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               18,000     11,000
  Decrease (increase) in receivables                     43,097   (57,924)
  (Decrease) Increase in payables                      (31,721)        712
    -------                                    -------
Net cash provided by operating activities           $   384,703    296,314
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2001, and for the three and six months ended June 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based on current conditions, management anticipates performing workovers during 2001. The Partnership could possibly experience a normal decline of 10% to 12% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. The Partnership's net capitalized costs did not exceed the estimated present value of reserves as of June 30, 2001.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended June 30, 2001 and 2000:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    26.03     27.29       (5%)
Average price per mcf of gas             $     4.65      4.29         8%
Oil production in barrels                    10,700    10,900       (2%)
Gas production in mcf                        13,900    15,400      (10%)
Gross oil and gas revenue                $  349,457   363,572       (4%)
Net oil and gas revenue                  $  166,496   201,033      (17%)
Partnership distributions                $  150,000   120,000        25%
Limited partner distributions            $  135,000   108,000        25%
Per unit distribution to limited
 partners                                $     9.93      7.94        25%
Number of limited partner units              13,596    13,596

Revenues

The Partnership's oil and gas revenues decreased to $349,457 from $363,572 for the quarters ended June 30, 2001 and 2000, respectively, a decrease of 4%. The principal factors affecting the comparison of the quarters ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 by 5%, or $1.26 per barrel, resulting in a decrease of approximately $13,500 in revenues. Oil sales represented 81% of total oil and gas sales during the quarter ended June 30, 2001 as compared to 82% during the quarter ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 8% or $.36 per mcf, resulting in an increase of approximately $5,000 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $8,500. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 200 barrels or 2% during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000, resulting in a decrease of approximately $5,500 in revenues.

    Gas production decreased approximately 1,500 mcf or 10% during the same period, resulting in a decrease of approximately $6,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $11,900.

Costs and Expenses

Total costs and expenses increased to $219,778 from $195,088 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 13%. The increase is the result of higher depletion expense and lease operating costs, partially offset by a decrease in general and administrative expense.

1. Lease operating costs and production taxes were 13% higher, or approximately $20,400 more during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 9% or approximately $2,700 during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

3. Depletion expense increased to $10,000 for the quarter ended June 30, 2001 from $3,000 for the same period in 2000. This represents an increase of 233%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000.

B.  General  Comparison of the Six Month Periods Ended June  30,  2001  and
    2000

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2001 and 2000:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    26.50     27.06     (2%)
Average price per mcf of gas             $     5.72      3.76      52%
Oil production in barrels                    21,700    22,300     (3%)
Gas production in mcf                        29,400    31,700     (7%)
Gross oil and gas revenue                $  743,238   722,447       3%
Net oil and gas revenue                  $  423,163   406,809       4%
Partnership distributions                $  425,000   220,000      93%
Limited partner distributions            $  382,500   198,000      93%
Per unit distribution to limited
 partners                                $    28.13     14.56      93%
Number of limited partner units              13,596    13,596

Revenues

The Partnership's oil and gas revenues increased to $743,238 from $722,447 for the six months ended June 30, 2001 and 2000, respectively, an increase of 3%. The principal factors affecting the comparison of the six months ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 by 2%, or $.56 per barrel, resulting in a decrease of approximately $12,200 in revenues. Oil sales represented 77% of total oil and gas sales during the six months ended June 30, 2001 as compared to 84% during the six months ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 52%, or $1.96 per mcf, resulting in an increase of approximately $57,600 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $45,400. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 600 barrels or 3% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, resulting in a decrease of approximately $16,200 in revenues.

    Gas production decreased approximately 2,300 mcf or 7% during the same period, resulting in a decrease of approximately $8,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $24,800.

Costs and Expenses

Total costs and expenses increased to $390,803 from $382,274 for the six months ended June 30, 2001 and 2000, respectively, an increase of 2%. The increase is the result of higher depletion expense and lease operating costs, partially offset by a decrease in general and administrative expense.

1.  Lease  operating  costs  and  production  taxes  were  1%  higher,   or
    approximately $4,400 more during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $2,900 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

3. Depletion expense increased to $18,000 for the six months ended June 30, 2001 from $11,000 for the same period in 2000. This represents an increase of 64%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000, and the increase in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $384,700 in the six months ended June 30, 2001 as compared to approximately $296,300 in the six months ended June 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $34,200 in the six months ended June 30, 2001 as compared to approximately $8,300 in the six months ended June 30, 2000. The principle use of the 2001 cash flow from investing activities was the addition of oil and gas properties.

Cash flows used in financing activities were approximately $425,100 in the six months ended June 30, 2001 as compared to approximately $220,200 in the six months ended June 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2001 were $425,000 of which $382,500 was distributed to the limited partners and $42,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $28.13. Total distributions during the six months ended June 30, 2000 were $220,000 of which $198,000 was distributed to the limited partners and $22,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $14.56.

The  sources  for  the  2001 distributions of $425,000  were  oil  and  gas operations of approximately $384,700 and the net change in oil and gas properties of approximately $(34,200), with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $220,000 were oil and gas operations of approximately
$296,300 and the change in oil and gas properties of approximately $(8,300), resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $8,223,861 have been made to the partners. As of June 30, 2001, $7,446,346 or $547.69 per limited partner unit has been distributed to the limited partners, representing an 110% return of the capital contributed.

As of June 30, 2001, the Partnership had approximately $201,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Reports on Form 8-K:

                          No  reports  on  Form 8-K were filed  during  the
               quarter ended June 30, 2001.

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

Date: August 15, 2001