Form 10-Q
period 2001-09-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2001-11-13
CIK 825881

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2000, which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

              Southwest Oil and Gas Income Fund VIII-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2001           2000
                                              -------------   ------------
                                               (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents                    $     45,297        111,937
 Receivable from Managing General Partner          134,529        175,865
 Distribution receivable                               181              -
                                                 ---------      ---------
    Total current assets                           180,007        287,802
                                                 ---------      ---------
Oil and gas properties - using
 the full-cost method of accounting              5,389,890      5,354,285
  Less accumulated depreciation,
   depletion and amortization                    5,064,466      5,029,466
                                                 ---------      ---------
    Net oil and gas properties                     325,424        324,819
                                                 ---------      ---------
                                              $    505,431        612,621
                                                 =========      =========

Liabilities and Partners' Equity
--------------------------------
Current liabilities - Distributions payable   $          -            179
                                                 ---------      ---------
Partners' equity:
 General partners                                   13,544         20,745
 Limited partners                                  491,887        591,697
                                                 ---------      ---------
    Total partners' equity                         505,431        612,442
                                                 ---------      ---------
                                              $    505,431        612,621
                                                 =========      =========

              Southwest Oil and Gas Income Fund VIII-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2001      2000        2001      2000
                                  ----      ----        ----      ----
Revenues
--------
Oil and gas                  $   311,984   400,294   1,055,222 1,122,741
Interest                             755     1,627       3,647     3,980
                               --------- ---------   --------- ---------
                                 312,739   401,921   1,058,869 1,126,721
                               --------- ---------   --------- ---------
Expenses
--------
Production                       186,908   198,628     506,983   514,267
General and administrative        26,170    26,008      78,897    81,643
Depreciation, depletion and
 amortization                     17,000     8,000      35,000    19,000
                               --------- ---------   --------- ---------
                                 230,078   232,636     620,880   614,910
                               --------- ---------   --------- ---------
Net income                   $    82,661   169,285     437,989   511,811
                               ========= =========   ========= =========


Net income allocated to:

 Managing General Partner    $     8,969    15,956      42,569    47,773
                               ========= =========   ========= =========
 General Partner             $       997     1,773       4,730     5,308
                               ========= =========   ========= =========
 Limited Partners            $    72,695   151,556     390,690   458,730
                               ========= =========   ========= =========
  Per limited partner unit   $      5.35     11.15       28.74     33.74
                               ========= =========   ========= =========

              Southwest Oil and Gas Income Fund VIII-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2001       2000
                                                       ----       ----
Cash flows from operating activities

 Cash received from oil and gas sales              $1,117,740  1,042,488
 Cash paid to suppliers                             (607,062)  (583,817)
 Interest received                                      3,647      3,980
                                                    ---------  ---------
  Net cash provided by operating activities           514,325    462,651
                                                    ---------  ---------
Cash flows from investing activities

 Sale of oil and gas property interest                    200          -
 Additions to oil and gas properties                 (35,805)    (8,369)
                                                    ---------  ---------
  Net cash used in investing activities              (35,605)    (8,369)
                                                    ---------  ---------

Cash flows used in financing activities

 Distributions to partners                          (545,360)  (389,534)
                                                    ---------  ---------
Net (decrease) increase in cash and cash equivalents            (66,640)
64,748

 Beginning of period                                  111,937     43,291
                                                    ---------  ---------
 End of period                                     $   45,297    108,039
                                                    =========  =========
Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $  437,989    511,811

Adjustments to reconcile net income to
 net cash provided by operating activities

 Depreciation, depletion and amortization              35,000     19,000
 Decrease (increase) in receivables                    62,518   (80,253)
 (Decrease) increase in payables                     (21,182)     12,093
                                                    ---------  ---------
Net cash provided by operating activities          $  514,325    462,651
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2001, and for the three and nine months ended September 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the quarter ended September 30, 2001, the net capitalized cost did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended September 30, 2001 and 2000:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   24.23     29.84    (19%)
Average price per mcf of gas               $    2.93      5.31    (45%)
Oil production in barrels                     11,600    11,600        -
Gas production in mcf                         16,670    14,800      13%
Gross oil and gas revenue                  $ 311,984   400,294    (22%)
Net oil and gas revenue                    $ 125,076   201,666    (38%)
Partnership distributions                  $ 120,000   170,000    (29%)
Limited partner distributions              $ 108,000   153,000    (29%)
Per unit distribution to limited partners  $    7.94     11.25    (29%)
Number of limited partner units               13,596    13,596


Revenues

The Partnership's oil and gas revenues decreased to $311,984 from $400,294 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 22%. The principal factors affecting the comparison of the quarters ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 by 19%, or $5.61 per barrel, resulting in a decrease of approximately $65,100 in revenues. Oil sales represented 85% of total oil and gas sales during the quarter ended September 30, 2001 as compared to 81% during the quarter ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 45%, or $2.38 per mcf, resulting in a decrease of approximately $39,700 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $104,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production remained unchanged during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

    Gas production increased approximately 1,870 mcf or 13% during the same period, resulting in an increase of approximately $9,900 in revenues.

    The total increase in revenues due to the change in production is approximately $9,900.

Costs and Expenses

Total costs and expenses decreased to $230,078 from $232,636 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 1%. The decrease is the result of lower lease operating costs, partially offset by an increase in depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 6% lower, or approximately $11,700 less during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $200 during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

3. Depletion expense increased to $17,000 for the quarter ended September 30, 2001 from $8,000 for the same period in 2000. This represents an increase of 113%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

B.   General Comparison of the Nine Month Periods Ended September 30,  2001
and 2000

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2001 and 2000:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   25.45     28.12     (9%)
Average price per mcf of gas               $    4.71      4.05      16%
Oil production in barrels                     32,800    33,300     (2%)
Gas production in mcf                         46,800    46,000       2%
Gross oil and gas revenue                  $1,055,2221,122,741     (6%)
Net oil and gas revenue                    $ 548,239   608,474    (10%)
Partnership distributions                  $ 545,000   390,000      40%
Limited partner distributions              $ 490,500   351,000      40%
Per unit distribution to limited partners  $   36.08     25.82      40%
Number of limited partner units               13,596    13,596

Revenues

The Partnership's oil and gas revenues decreased to $1,055,222 from $1,122,741 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of 6%. The principal factors affecting the comparison of the nine months ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 by 9%, or $2.67 per barrel, resulting in a decrease of approximately $87,600 in revenues. Oil sales represented 79% of total oil and gas sales during the nine months ended September 30, 2001 as compared to 83% during the nine months ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 16%, or $.66 per mcf, resulting in an increase of approximately $30,900 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $56,700. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 500 barrels or 2% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, resulting in a decrease of approximately $14,100 in revenues.

   Gas production increased approximately 800 mcf or 2% during the same period, resulting in an increase of approximately $3,200 in revenues.

   The net total decrease in revenues due to the change in production is approximately $10,900.

Costs and Expenses

Total costs and expenses increased to $620,880 from $614,910 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 1%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense and lease operating costs.

1. Lease   operating  costs  and  production  taxes  were  1%   lower,   or
   approximately $7,300 less during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $2,700 during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

3. Depletion expense increased to $35,000 for the nine months ended September 30, 2001 from $19,000 for the same period in 2000. This represents an increase of 84%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $514,300 in the nine months ended September 30, 2001 as compared to approximately $462,700 in the nine months ended September 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $35,600 in the nine months ended September 30, 2001 as compared to approximately $8,400 in the nine months ended September 30, 2000. The principle use of the 2001 cash flow from investing activities was the addition to in oil and gas properties.

Cash flows used in financing activities were approximately $545,400 in the nine months ended September 30, 2001 as compared to approximately $389,500 in the nine months ended September 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2001 were $545,000 of which $490,500 was distributed to the limited partners and $54,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $36.08. Total distributions during the nine months ended September 30, 2000 were $390,000 of which $351,000 was distributed to the limited partners and $39,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $25.82.

The  sources  for  the  2001 distributions of $545,000  were  oil  and  gas operations of approximately $514,300 and the change in oil and gas properties of approximately $(35,600), with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $390,000 were oil and gas operations of approximately
$462,700 and the change in oil and gas properties of approximately $(8,400), resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $8,343,861 have been made to the partners. As of September 30, 2001, $7,554,346 or $555.63 per limited partner unit has been distributed to the limited partners, representing a 111% return of the capital contributed.

As of September 30, 2001, the Partnership had approximately $180,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

             (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

Date:     November 14, 2001