Form 10-Q
period 2002-06-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2002-08-14
CIK 825881

7 of 7

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001 which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                              Balance Sheets


                                                    June 30,     December 31,
                                                      2002           2001
                                                   ---------     ------------
                                                  (unaudited)
  Assets
  ------

Current assets:
 Cash and cash equivalents                   $        41,408       37,385
 Receivable from Managing General Partner            101,267       59,724

---------                                    ---------
                                                 Total    current    assets
142,675                                      97,109

---------                                    ---------

Oil and gas properties - using the full-
 cost method of accounting                         5,425,945    5,391,725
  Less accumulated depreciation,
                                               depletion  and  amortization
5,087,466                                    5,074,466

---------                                    ---------
                                              Net  oil  and gas  properties
338,479                                      317,259

---------                                    ---------
                                                                          $
481,154                                      414,368

=========                                    =========

  Liabilities and Partners' Equity
  --------------------------------

Current liability - distribution payable     $           227          321

---------                                    ---------
Partners' equity -
 General partners                                     13,394        5,406
 Limited partners                                    467,533      408,641

---------                                    ---------
                                                Total    partners'   equity
480,927                                      414,047

---------                                    ---------
                                                                          $
481,154                                      414,368

=========                                    =========

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2002      2001        2002      2001
                                   -----     -----       -----     -----
  Revenues
  --------
Oil and gas                   $   255,475    349,457    486,875    743,238
Interest                               70      1,168        217      2,892
Miscellaneous settlement              309          -        309          -
                                  -------    -------    -------    -------
                                  255,854    350,625    487,401    746,130
                                  -------    -------    -------    -------

  Expenses
  --------
Production                        169,354    182,961    323,898    320,075
General and administrative         25,528     26,817     51,623     52,728
Depreciation, depletion and
 amortization                       7,000     10,000     13,000     18,000
                                  -------    -------    -------    -------
                                  201,882    219,778    388,521    390,803
                                  -------    -------    -------    -------
Net income                    $    53,972    130,847     98,880    355,327
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     5,487     12,676     10,069     33,599
                                  =======    =======    =======    =======
 General Partner              $       610      1,409      1,119      3,734
                                  =======    =======    =======    =======
 Limited partners             $    47,875    116,762     87,692    317,994
                                  =======    =======    =======    =======
  Per limited partner unit    $      3.52       8.59       6.45      23.39
                                  =======    =======    =======    =======

               Southwest Oil & Gas Income Fund VIII-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2002      2001
                                                         -----     -----
Cash flows from operating activities:

 Cash received from oil and gas sales               $   452,356    786,335
 Cash paid to suppliers                               (382,545)  (404,524)
 Interest received                                          217      2,892
 Miscellaneous settlement                                   309          -
                                                       --------   --------
  Net cash provided by operating activities              70,337    384,703
                                                       --------   --------
Cash flows from investing activities:

 Sale of oil and gas properties                               -        200
 Additions to oil and gas properties                   (34,220)   (34,398)
                                                       --------   --------
  Net cash used in investing activities                (34,220)   (34,198)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (32,094)  (425,060)
                                                       --------   --------

Net increase (decrease) in cash and cash
 equivalents                                              4,023   (74,555)

 Beginning of period                                     37,385    111,937
                                                       --------   --------
 End of period                                      $    41,408     37,382
                                                       ========   ========
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    98,880    355,327

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               13,000     18,000
  (Increase) decrease in receivables                   (34,519)     43,097
  Decrease in payables                                  (7,024)   (31,721)
 -------                                    -------
Net cash provided by operating activities           $    70,337    384,703
                                                        =======    =======

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


1.   Organization
     Southwest Oil & Gas Income Fund VIII-A, L.P. was organized under the laws of the state of Delaware on November 30, 1987, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. serves as the Managing General Partner. Revenues, costs and expenses are allocated as follows:

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2002, and for the three and six months ended June 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. The Partnership's net capitalized costs did not exceed the estimated present value of reserves as of June 30, 2002.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended June 30, 2002 and 2001:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    23.94     26.03       (8%)
Average price per mcf of gas             $     3.25      4.65      (30%)
Oil production in barrels                     9,000    10,700      (16%)
Gas production in mcf                        12,300    13,900      (12%)
Gross oil and gas revenue                $  255,475   349,457      (27%)
Net oil and gas revenue                  $   86,121   166,496      (48%)
Partnership distributions                $        -   150,000     (100%)
Limited partner distributions            $        -   135,000     (100%)
Per unit distribution to limited
 partners                                $        -      9.93     (100%)
Number of limited partner units              13,596    13,596

Revenues

The Partnership's oil and gas revenues decreased to $255,475 from $349,457 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 27%. The principal factors affecting the comparison of the quarters ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 by 8%, or $2.09 per barrel, resulting in a decrease of approximately $18,800 in revenues. Oil sales represented 84% of total oil and gas sales during the quarter ended June 30, 2002 as compared to 81% during the quarter ended June 30, 2001.

    The average price for a mcf of gas received by the Partnership decreased during the same period by 30% or $1.40 per mcf, resulting in a decrease of approximately $17,200 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $36,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,700 barrels or 16% during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001, resulting in a decrease of approximately $44,300 in revenues.

    Gas production decreased approximately 1,600 mcf or 12% during the same period, resulting in a decrease of approximately $7,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $51,700. The decrease in oil production is due primarily to downtime on one lease during the quarter ended June 30, 2002.

Costs and Expenses

Total costs and expenses decreased to $201,882 from $219,778 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 8%. The decrease is the result of lower depletion expense, lease operating costs and general and administrative expense.

1.  Lease   operating  costs  and  production  taxes  were  7%  lower,   or
    approximately $13,600 less during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $1,300 during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

3. Depletion expense decreased to $7,000 for the quarter ended June 30, 2002 from $10,000 for the same period in 2001. This represents a decrease of 30%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decrease in depletion expense between the comparative periods was the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

B.  General  Comparison of the Six Month Periods Ended June  30,  2002  and
    2001

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2002 and 2001:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    21.79     26.50    (18%)
Average price per mcf of gas             $     2.82      5.72    (51%)
Oil production in barrels                    19,300    21,700    (11%)
Gas production in mcf                        23,500    29,400    (20%)
Gross oil and gas revenue                $  486,875   743,238    (34%)
Net oil and gas revenue                  $  162,977   423,163    (61%)
Partnership distributions                $   32,000   425,000    (92%)
Limited partner distributions            $   28,800   382,500    (92%)
Per unit distribution to limited
 partners                                $     2.12     28.13    (92%)
Number of limited partner units              13,596    13,596

Revenues

The Partnership's oil and gas revenues decreased to $486,875 from $743,238 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 34%. The principal factors affecting the comparison of the six months ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 by 18%, or $4.71 per barrel, resulting in a decrease of approximately $90,900 in revenues. Oil sales represented 86% of total oil and gas sales during the six months ended June 30, 2002 as compared to 77% during the six months ended June 30, 2001.

    The average price for a mcf of gas received by the Partnership decreased during the same period by 51%, or $2.90 per mcf, resulting in a decrease of approximately $68,200 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $159,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,400 barrels or 11% during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, resulting in a decrease of approximately $63,600 in revenues.

    Gas production decreased approximately 5,900 mcf or 20% during the same period, resulting in a decrease of approximately $33,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $97,300. The decrease in gas production is due primarily to downtime on one lease during the six months ended June 30, 2002.

Costs and Expenses

Total costs and expenses decreased to $388,521 from $390,803 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 1%. The decrease is the result of lower depletion expense and general and administrative expense, partially offset by an increase in lease operating costs.

1.  Lease  operating  costs  and  production  taxes  were  1%  higher,   or
    approximately $3,800 more during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $1,100 during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

3. Depletion expense decreased to $13,000 for the six months ended June 30, 2002 from $18,000 for the same period in 2001. This represents a decrease of 28%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decrease in depletion expense between the comparative periods was the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $70,300 in the six months ended June 30, 2002 as compared to approximately $384,700 in the six months ended June 30, 2001. The primary source of the 2002 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $34,200 in the six months ended June 30, 2002 as compared to approximately $34,200 in the six months ended June 30, 2001. The principle use of the 2002 cash flow from investing activities was the addition of oil and gas properties.

Cash flows used in financing activities were approximately $32,100 in the six months ended June 30, 2002 as compared to approximately $425,100 in the six months ended June 30, 2001. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2002 were $32,000 of which $28,800 was distributed to the limited partners and $3,200 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2002 was $2.12. Total distributions during the six months ended June 30, 2001 were $425,000 of which $382,500 was distributed to the limited partners and $42,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $28.13.

The  sources  for  the  2002  distributions of $32,000  were  oil  and  gas operations  of  approximately  $70,300  and  the  change  in  oil  and  gas properties of approximately $(34,200), resulting in excess cash for contingencies or subsequent distributions. The sources for the 2001 distributions  of  $425,000  were oil and gas operations  of  approximately
$384,700 and the net change in oil and gas properties of approximately $(34,200), with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $8,450,924 have been made to the partners. As of June 30, 2002, $7,650,703 or $562.72 per limited partner unit has been distributed to the limited partners, representing a 113% return of the capital contributed.

As of June 30, 2002, the Partnership had approximately $142,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General believes that the impact from SFAS No. 144 on the Partnerships financial position and results of operation should not be significantly different from that of SFAS No. 121.

     In April 2002, FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds or amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This standard is effective for fiscal years beginning after May 15, 2002. The Managing General Partner believes that the adoption of this statement will not have a significant impact on the Partnerships financial statements.

     In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for financial accounting and reporting for costs associated with exit or disposal activities. This standard is effective for exit or disposal activities initiated after December 31, 2002. The Managing General Partner is currently assessing the impact of this statement on the Partnerships' future financial statements.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

             (a)    Reports on Form 8-K:

               No reports on Form 8-
             K were filed during the quarter ended June 30, 2002.

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

Date: August 14, 2002