Form 10-K
period 2002-12-31
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2003-03-28
CIK 825881

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

The  total  number of pages contained in this report is  42.   The  exhibit
index is found on page 40.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          6

 3.  Legal Proceedings                                                   7

 4.  Submission of Matters to a Vote of Security Holders                 7

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 8

 6.  Selected Financial Data                                             9

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      10

 8.  Financial Statements and Supplementary Data                        17

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             31

                                 Part III

10.  Directors and Executive Officers of the Registrant                 32

11.  Executive Compensation                                             34

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         34

13.  Certain Relationships and Related Transactions                     35

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        36

     Signatures                                                         37

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  82  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, Chairman, Director, President and Chief Executive Officer of the Managing General Partner, is also a general partner. Effective December 31, 2001, Mr. Wommack sold his general partner interest to the Managing General Partner. The Partnership has no employees.

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

In 2002, fighting and threats of fighting in the Middle East and a strike in a major oil exporting country dominated the direction of crude oil prices. While OPEC agreed to keep production constant throughout the year, conflicts between the United States and Iraq, as well as between Israel and the Palestinians threatened supplies and caused oil prices to surge in 2002. In addition, a strike by oil workers in Venezuela, the fourth largest supplier to the United States, took a significant amount of crude oil off the market toward the end of the year. As a result, OPEC agreed in January 2003 to increase output by 1.5 million barrels per day in an effort to make up for the lost supply and stabilize prices.

In 2002, spot prices gas for natural gas fell by 27.5% from the unprecedented heights reached in 2001, averaging just under $3.00/MMBtu for the year. Most of the lowest prices were seen early on, with the first quarter averaging of $2.24/MMBtu. But as the year progressed, prices climbed higher, ending with a $3.99 average in December. As for 2003, industry analysts are divided on their gas price predictions, with estimates ranging anywhere from $4.00 to $6.00/MMBtu. Weather forecasts, storage inventory levels, a tighter supply and demand balance, and the unstable situation with Iraq are all factors that will have a significant impact on the direction prices will take. Overall however, analysts are maintaining a bullish perspective, expecting gas prices to remain at or above $4.00/MMBtu in 2003.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

            Oil       Gas
           -----     -----
  2002      86%       14%
  2001      80%       20%
  2000      83%       17%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 82% of the Partnership's total oil and gas production during 2002: Plains Marketing LP for 64% and Exxon Company for 18%. Three purchasers accounted for 78% of the Partnership's total oil and gas production during 2001:
Plains Marketing LP for 58%, Mobil Corporation for 10% and Duke Energy Field Services for 10%. Two purchasers accounted for 81% of the Partnership's total oil and gas production during 2000: Plains Marketing LP for 60% and Mobil Corporation for 21%. All purchasers of the
Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Various aspects of the Partnership's oil and gas activities are regulated by administrative agencies under statutory provisions of the states where such activities are conducted and by certain agencies of the federal government for operations on Federal leases. Moreover, certain prices at, which the Partnership may sell its natural gas production, are controlled by the Natural Gas Policy Act of 1978, the Natural Gas Wellhead Decontrol Act of 1989 and the regulations promulgated by the Federal Energy Regulatory Commission.

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

Industry Regulations and Guidelines - Certain industry regulations and guidelines apply to the registration, qualification and operation of oil and gas programs in the form of limited partnerships. The Partnership is subject to these guidelines, which regulate and restrict transactions between the Managing General Partner and the Partnership.

The Partnership complies with these guidelines and the Managing General Partner does not anticipate that continued compliance will have a material adverse effect on Partnership operations.

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2002, there were 82 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2002, the Partnership possessed an interest in oil and gas properties located in Eddy County of New Mexico; Glasscock, Leon, Martin, Pecos, Reagan, Reeves, Stonewall, Terry, Ward, Winkler and Yoakum Counties of Texas. These properties consist of various interests in approximately 101 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there have not been any significant changes in properties during 2002, 2001 and 2000.

There were no leases sold during 2002. During 2001, three leases were sold for approximately $200. There were no leases sold during 2000.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                        Date
                      Purchased    No. of   Proved Reserves*
Name and Location   and Interest   Wells     Oil       Gas
                                            (bbls)    (mcf)
------------------  ------------   ------  --------  --------
--------                                    -----     -----
Mobil Acquisition   4/89 at 5% to    19     69,000   141,000
Ward and Reeves      50% working
                      interest
Counties, Texas

North American       3/89 at 50%     3     238,000      -
Royalties              working
                      interest
Yoakum     County,
Texas

Ramsey-Sell          3/89 at 11%     5      86,000    23,000
                       to 52%
Acquisition            working
                      interest
Winkler    County,
Texas

*Ryder Scott Company, L.P. prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2003. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-
X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2003 are an average price of $29.24 per barrel.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2003 are an average price of $4.67 per Mcf.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2002.

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

The Partnership has reserves, which are classified as proved developed producing, proved developed non-producing and proved undeveloped. All of the proved reserves are included in the engineering reports, which evaluate the Partnership's present reserves.

Because the Partnership does not engage in drilling activities, the development of proved undeveloped reserves is conducted pursuant to farm-out arrangements with the Managing General Partner or unrelated third parties. Generally, the Partnership retains a carried interest such as an overriding royalty interest under the terms of a farm-out, or receives cash.

The Partnership or the owners of properties in which the Partnership owns an interest can engage in workover projects or supplementary recovery projects, for example, to extract behind the pipe reserves, which qualify as proved developed non-producing reserves. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.   Legal Proceedings

There are no material pending legal proceedings to which the Partnership is a party.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2002 through the solicitation of proxies or otherwise.

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

After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership, at a price based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented in the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units is limited to an expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners. As of December 31, 2002, no limited partner units were purchased by the Managing General Partner. Southwest, as Managing General Partner, evaluated several liquidity alternatives for the partnerships in 2001 and 2002. During 2002, Southwest specifically pursued the possible roll-up and merger of twenty-one (21) partnerships with the general partner. Because of the complexities and conflicts of interest in such a transaction, the Managing General Partner did not make a formal repurchase offer in 2002 but has responded to limited partners desiring to sell their units in the partnerships on an "as requested" basis. Southwest anticipates that it will maintain this policy in 2003 because the aforementioned transaction is ongoing. In 2001, 957 limited partner  units  were  tendered to and purchased  by  the  Managing  General
Partner  at  an  average base price of $256.07 per unit.  In  2000,  900.25 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $128.82 per unit.

Number of Limited Partner Interest Holders
As of December 31, 2002, there were 518 holders of limited partner units in the Partnership.

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

During 2002, distributions were made totaling $167,000, with $150,300 distributed to the limited partners and $16,700 to the general partners. For the year ended December 31, 2002, distributions of $11.05 per limited partner unit were made, based upon 13,596 limited partner units outstanding. During 2001, quarterly distributions were made totaling $620,063, with $558,057 distributed to the limited partners and $62,006 to the general partners. For the year ended December 31, 2001, distributions of $41.05 per limited partner unit were made, based upon 13,596 limited partner units outstanding. During 2000, quarterly distributions were made totaling $615,440, with $553,896 distributed to the limited partners and $61,544 to the general partners. For the year ended December 31, 2000, distributions of $40.74 per limited partner unit were made, based upon 13,596 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 should be read in conjunction with the financial statements included in Item 8:

                            2002      2001      2000      1999      1998
                            -----     -----     -----     -----     -----
Revenues               $  1,111,55  1,294,60  1,547,54  954,511   889,180
                          2         9         7

Net income (loss)         280,039   421,668   713,495   246,697   (715,201
                                                                  )

Partners' share of
 net income (loss):

General partners          30,704    46,667    73,550    26,969    (1,184)

Limited partners          249,335   375,001   639,946   219,728   (714,017
                                                                  )

Limited partners'
 net income (loss)
  per unit                  18.34
                                    27.58     47.07     16.16     (52.52)

Limited partners'
 cash distributions
  per unit                  11.05
                                    41.05     40.74     10.80     11.22

Total assets           $  527,285   414,368   612,621   514,637   426,680

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

Based on current conditions, management anticipates performing development drilling projects and workovers during the years 2003 and 2004 to enhance production. The partnership may have an increase in production volumes for the years 2003 and 2004, otherwise, the partnership will most likely experience the historical production decline, which has approximated 8% per year.

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

Prior to October 1, 2002, the Partnership calculated depletion of oil and gas properties under the units of revenue method. The Partnership changed methods of estimating depletion effective October 1, 2002 to the units of production method. The units of production method is more predominantly used throughout the oil and gas industry and will allow the Partnership to more closely align itself with its peers. This change in estimate had no impact on depletion expense for the fourth quarter.

Results of Operations

A.  General Comparison of the Years Ended December 31, 2002 and 2001

The following table provides certain information regarding performance factors for the years ended December 31, 2002 and 2001:

                                Year Ended      Percenta
                                                   ge
                               December 31,     Increase
                              2002      2001    (Decreas
                                                   e)
                            -------   -------   --------
                                                -------

Average price per        $    24.54                2%
barrel of oil                         24.02
Average price per mcf    $     3.23              (25%)
of gas                                4.28
Oil production in           39,100    43,100      (9%)
barrels
Gas production in mcf       46,700    59,600     (22%)
Gross oil and gas        $  1,110,30  1,290,53   (14%)
revenue                     1         3
Net oil and gas revenue  $  410,642   568,229    (28%)
Partnership              $  167,000   620,063    (73%)
distributions
Limited partner          $  150,300   558,057    (73%)
distributions
Per unit distribution    $    11.05              (73%)
to limited partners                   41.05
Number of limited           13,596    13,596
partner units

Revenues

The Partnership's oil and gas revenues decreased to $1,110,301 from $1,290,533 for the years ended December 31, 2002 and 2001, respectively, a decrease of 14%. The principal factors affecting the comparison of the years ended December 31, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2002 as compared to the year ended December 31, 2001 by 2%, or $.52 per barrel, resulting in an increase of approximately $20,300 in revenues. Oil sales represented 86% of total oil and gas sales during the year ended December 31, 2002 as compared to 80% during the year ended December 31, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 25%, or $1.05 per mcf, resulting in a decrease of approximately $49,000 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $28,700. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,000 barrels or 9% during the year ended December 31, 2002 as compared to the year ended December 31, 2001, resulting in a decrease of approximately $96,100 in revenues.

    Gas production decreased approximately 12,900 mcf or 22% during the same period, resulting in a decrease of approximately $55,200 in revenues.

    The total decrease in revenues due to the change in production is approximately $151,300. The decrease in gas production is primarily due to a lease that had a well shut in during the third quarter of 2001 and another lease that had a well with a casing leak resulting in downtime which is currently under assessment for repairing or plugging.

Costs and Expenses

Total costs and expenses decreased to $831,513 from $872,941 for the years ended December 31, 2002 and 2001, respectively, a decrease of 5%. The decrease is the result of lower depletion expense, lease operating costs and general and administrative expense.

1. Lease operating costs and production taxes were 3% lower, or approximately $22,600 less during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $800 during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

3. Depletion expense decreased to $27,000 for the year ended December 31, 2002 from $45,000 for the same period in 2001. This represents a decrease of 40%. Prior to October 1, 2002, the Partnership calculated depletion of oil and gas properties under the units of revenue method. The Partnership changed methods of estimating depletion effective October 1, 2002 to the units of production method. The units of production method is more predominantly used throughout the oil and gas industry and will allow the Partnership to more closely align itself with its peers. This change in estimate had no impact on depletion expense for the fourth quarter.

    The major factor in the decrease in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 2003 as compared to 2002, and the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Results of Operations

B.  General Comparison of the Years Ended December 31, 2001 and 2000

The following table provides certain information regarding performance factors for the years ended December 31, 2001 and 2000:

                               Year Ended      Percenta
                                                  ge
                              December 31,     Increase
                             2001      2000    (Decreas
                                                  e)
                            -----     -----    --------
                                                ------

Average price per       $   24.02              (16%)
barrel of oil                        28.70
Average price per mcf   $    4.28              (2%)
of gas                               4.36
Oil production in          43,100    44,600    (3%)
barrels
Gas production in mcf      59,600    58,900    1%
Gross oil and gas       $  1,290,53  1,537,03  (16%)
revenue                    3         8
Net oil and gas         $  568,229   831,291   (32%)
revenue
Partnership             $  620,063   615,440   1%
distributions
Limited partner         $  558,057   553,896   1%
distributions
Per unit distribution   $   41.05              1%
to limited partners                  40.74
Number of limited          13,596    13,596
partner units

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

Costs and Expenses

Total costs and expenses increased to $872,941 from $834,052 for the years ended December 31, 2001 and 2000, respectively, an increase of 5%. The increase is the result of higher depletion expense and lease operating costs, partially offset by a decrease in general and administrative expense.

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

    The major factor in the increase in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $15,000 as of December 31, 2000.

C.  Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 2002, 2001 and 2000 was $280,039, $421,668 and $713,495. Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 2002, 2001 and 2000 would have been $307,039, $466,668 and
$735,495, respectively. Correspondingly, Partnership distributions for the years ended December 31, 2002, 2001 and 2000 were $167,000, $620,063 and
$615,440, respectively. These differences are indicative of the changes in oil and gas prices, production and properties during 2002, 2001 and 2000.

The  sources  for  the  2002 distributions of $167,000  were  oil  and  gas operations  of  approximately  $233,500 and  the  change  in  oil  and  gas properties of approximately $(47,100), resulting in excess cash for contingencies or subsequent distributions. The sources for the 2001 distributions  of  $620,063  were oil and gas operations  of  approximately
$582,800 and the change in oil and gas properties of approximately $(37,400), with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $615,440 were oil and gas operations of approximately $692,500 and the change in oil and gas properties of approximately $(8,400), resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 2002 were $167,000 of which $150,300 was distributed to the limited partners and $16,700 to the general partners. The per unit distribution to limited partners during the same period was $11.05. Total distributions during the year ended December 31, 2001 were $620,063 of which $558,057 was distributed to the limited partners and $62,006 to the general partners. The per unit distribution to limited partners during the same period was $41.05. Total distributions during the year ended December 31, 2000 were $615,440 of which $553,896 was distributed to the limited partners and $61,544 to the general partners. The per unit distribution to limited partners during the same period was $40.74.

Since inception of the Partnership, cumulative monthly cash distributions of 8,585,924 have been made to the partners. As of December 31, 2002, $7,772,203 or $571.65 per limited partner unit has been distributed to the limited partners, representing a 100% return of capital and a 14% return on capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $233,500 in 2002 compared to $582,800 in 2001 and approximately $692,500 in 2000. The primary source of the 2002 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $47,100 in 2002 compared to $37,400 in 2001 and approximately $8,400 in 2000. The principal use of the 2002 cash flow from investing activities was the addition of oil and gas properties.

Cash flows used in financing activities were approximately $167,100 in 2002 compared to $619,900 in 2001 and approximately $615,500 in 2000. The only use in financing activities was the distributions to partners.

As of December 31, 2002, the Partnership had approximately $189,800 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Managing General Partner anticipates that at some point in the near future, the partnership will need to be liquidated. Maintenance of properties and administrative expenses are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production will continue to increase.

As the partnerships properties have matured, the net cash flows from operations for the partnership have generally declined, except in periods of substantially increased commodity pricing. Since the partnership cannot develop their non-producing properties, the producing reserves continue to deplete causing cash flow to steadily decline.

On October 17, 2002, Southwest Royalties, Inc. the Managing General Partner filed an S-4 "Registration of Securities, Business Combinations" with the Securities and Exchange Commission. The S-4 relates to a proposed plan of merger of twenty-one limited partnerships.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with approximately $124.0 million of principal due between December 31, 2002 and December 31, 2004. The Managing General Partner is constantly monitoring its cash position and its ability to meet its financial obligations as they become due, and in this effort, is continually exploring various strategies for addressing its current and future liquidity needs. The Managing General Partner regularly pursues and evaluates recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities.

Based on current production, commodity prices and cash flow from operations, the Managing General Partner has adequate cash flow to fund debt service, developmental projects and day to day operations, but it is not sufficient to build a cash balance which would allow the Managing General Partner to meet its debt principal maturities scheduled for 2004. Therefore the Managing General Partner must renegotiate the terms of its various obligations or seek new lenders or equity investors in order to meet its financial obligations, specifically those maturing in 2004. The Managing General Partner may be required to dispose of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the debt holders will agree to a course of action consistent with the Managing General Partner's requirements in restructurings the obligations. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner.

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

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Report                                             19

Balance Sheets                                                          20

Statements of Operations                                                21

Statement of Changes in Partners' Equity                                22

Statements of Cash Flows                                                23

Notes to Financial Statements                                           24

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Oil & Gas Income Fund
 VIII-A, L.P.
(a Delaware Limited Partnership)

We have audited the accompanying balance sheets of Southwest Oil & Gas Income Fund VIII-A, L.P. (the "Partnership") as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three year period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Oil & Gas Income Fund VIII-A, L.P. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.








                                                  KPMG LLP



Midland, Texas
March 14, 2003

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2002 and 2001


                                   2002      2001
                                   ----      ----
Assets
---------

Current assets:
 Cash and cash equivalents    $  56,709    37,385
  Receivable  from  Managing     133,263   59,724
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          189,972   97,109
                                 --------  --------
                                 ----      ----

Oil  and  gas  properties  -
using the full-
 cost method of accounting       5,438,77  5,391,72
                                 9         5
       Less      accumulated
depreciation,
         depletion       and     5,101,46  5,074,46
amortization                     6         6
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     337,313   317,259
properties
                                 --------  --------
                                 ----      ----
                              $  527,285   414,368
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  199       321
distribution payable
                                 --------  --------
                                 ----      ----
Partners' equity -
 General partners                19,410    5,406
 Limited partners                507,676   408,641
                                 --------  --------
                                 ----      ----
   Total partners' equity        527,086   414,047
                                 --------  --------
                                 ----      ----
                              $  527,285   414,368
                                 =======   =======












                  The accompanying notes are an integral
                   part of these financial statements.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2002, 2001 and 2000


                               2002      2001      2000
                              ------    ------    ------
Revenues
-------------
 Oil and gas revenue      $  1,110,30  1,290,53  1,537,03
                             1         3         8
 Interest                    646       4,076     6,554
 Miscellaneous               605       -         3,955
                             --------  --------  --------
                             ----      ----      -----
                             1,111,55  1,294,60  1,547,54
                             2         9         7
                             --------  --------  --------
                             ----      ----      ----
Expenses
-------------
 Production                  699,659   722,304   705,747
        General       and    104,854   105,637   106,305
administrative
  Depreciation, depletion    27,000    45,000    22,000
and amortization
                             --------  --------  --------
                             ----      ----      ----
                             831,513   872,941   834,052
                             --------  --------  --------
                             ----      ----      ----
Net income                $  280,039   421,668   713,495
                             =======   =======   =======
 Net income allocated to:

 Managing General Partner $  30,704    42,000    66,195
                             =======   =======   =======
 General Partner          $  -         4,667     7,354
                             =======   =======   =======
 Limited partners         $  249,335   375,001   639,946
                             =======   =======   =======
    Per  limited  partner $   18.34
unit                                   27.58     47.07
                             =======   =======   =======















                  The accompanying notes are an integral
                   part of these financial statements.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2002, 2001 and 2000


                       General   Limited
                       Partners  Partners   Total
                       --------  --------  --------
                        -----      ----       -
Balance         at  $  8,740     505,647   514,387
December 31, 1999

Net income             73,549    639,946   713,495

Distributions          (61,544)  (553,896  (615,440
                                 )         )
                       --------  --------  --------
                       --        ---       ---
Balance         at     20,745    591,697   612,442
December 31, 2000

Net income             46,667    375,001   421,668

Distributions          (62,006)  (558,057  (620,063
                                 )         )
                       --------  --------  --------
                       --        ---       ---
Balance         at     5,406     408,641   414,047
December 31, 2001

Net income             30,704    249,335   280,039

Distributions          (16,700)  (150,300  (167,000
                                 )         )
                       --------  --------  --------
                       --        ---       ---
Balance         at  $  19,410    507,676   527,086
December 31, 2002
                       ======    ======    ======
























                  The accompanying notes are an integral
                   part of these financial statements.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2002, 2001 and 2000

                                   2002      2001      2000
                                   ----      ----      ----
Cash  flows  from  operating
activities:

  Cash received from oil and  $  1,039,34  1,427,57  1,475,77
gas sales                        3         6         2
   Cash   paid  to  Managing
General Partner
   for  production  expense,
administrative
    fees  and  general   and     (807,094  (848,843  (789,799
administrative overhead          )         )         )
 Interest received               646       4,076     6,554
 Miscellaneous settlement        605       -         -
                                 --------  --------  --------
                                 --        --        --
    Net  cash  provided   by
operating
   activities                    233,500   582,809   692,527
                                 --------  --------  --------
                                 --        --        --
Cash  flows  from  investing
activities:

  Additions to oil  and  gas     (47,054)  (37,600)  (8,370)
properties
   Sale   of  oil  and   gas     -         160       -
properties
                                 --------  --------  --------
                                 --        --        --
  Net cash used in investing
   activities                    (47,054)  (37,440)  (8,370)
                                 --------  --------  --------
                                 --        --        --
Cash flows used in financing
activities:

 Distributions to partners       (167,122  (619,921  (615,511
                                 )         )         )
                                 --------  --------  --------
                                 --        --        --
Net  increase (decrease)  in
cash and cash
 equivalents                     19,324    (74,552)  68,646

 Beginning of year               37,385    111,937   43,291
                                 --------  --------  --------
                                 --        --        --
 End of year                  $  56,709    37,385    111,937
                                 ======    ======    ======
Reconciliation of net income
to net
  cash provided by operating
activities:

Net income                    $  280,039   421,668   713,495

Adjustments to reconcile net
income to
net    cash   provided    by
operating activities:

 Depreciation, depletion and     27,000    45,000    22,000
amortization
   (Increase)  decrease   in     (70,958)  137,043   (65,221)
receivables
   (Decrease)  increase   in     (2,581)   (20,902)  22,253
payables
                                 --------  --------  --------
                                 --        --        --
Net    cash   provided    by  $  233,500   582,809   692,527
operating activities
                                 ======    ======    ======

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

                                   Limited   General
                                   Partners  Partners
                                   --------  --------
                                      --        --
Interest   income   on    capital    100%       -
contributions
Oil and gas sales                    90%       10%
All other revenues                   90%       10%
Organization  and offering  costs    100%       -
(1)
Amortization    of   organization    100%       -
costs
Syndication costs                    100%       -
Property acquisition costs           100%       -
Gain/loss on property disposition    90%       10%
Operating    and   administrative    90%       10%
costs (2)
Depreciation,    depletion    and
amortization
 of oil and gas properties           100%       -
All other costs                      90%       10%

          (1)All organization costs in excess of 3% of initial capital contributions will be paid by the Managing General Partner and will be treated as a capital contribution. The Partnership paid the Managing General Partner an amount equal to 3% of initial capital contributions for such organization costs.

          (2)Administrative costs in any year, which exceed 2% of capital contributions shall be paid by the Managing General Partner and will be treated as a capital contribution.

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

     Prior to October 1, 2002, the Partnership calculated depletion of oil and gas properties under the units of revenue method. The Partnership changed methods of estimating depletion effective October 1, 2002 to the units of production method. The units of production method is more predominantly used throughout the oil and gas industry and will allow the Partnership to more closely align itself with its peers. This change in estimate had no impact on depletion expense for the fourth quarter.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies - continued

     Oil and Gas Properties- continued
     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. In applying the units of revenue method for the years ended December 31, 2001, 2000 and for the nine months ended September 30, 2002, we have not excluded royalty and net profit interest payments from gross revenues as all of our royalty and net profit interests have been purchased and capitalized to the depletion basis of our proved oil and gas properties. As of December 31, 2002, 2001 and 2000 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Environmental Costs
     The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Costs, which improve a property as compared with the condition of the property when originally constructed or acquired and costs, which prevent future environmental contamination are capitalized. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

     Revenue Recognition
     We recognize oil and gas sales when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline or transport vehicle.

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2002, 2001 and 2000, there were no significant amounts of imbalance in terms of units or value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In   accordance  with  the  requirements  of  Statement  of  Financial
     Accounting Standards No. 109, "Accounting for Income Taxes, the Partnership's tax basis in its net oil and gas properties at December 31, 2002 and 2001 is $367,892 and $466,871, respectively, more than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies - continued
     Number of Limited Partner Units
     As of December 31, 2002, 2001 and 2000, there were 13,596 limited partner units outstanding held by 518, 518 and 551 partners.

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


3.   Liquidity - Managing General Partner
     The Managing General Partner has a highly leveraged capital structure with approximately $124.0 million of principal due between December 31, 2002 and December 31, 2004. The Managing General Partner is constantly monitoring its cash position and its ability to meet its financial obligations as they become due, and in this effort, is continually exploring various strategies for addressing its current and future liquidity needs. The Managing General Partner regularly pursues and evaluates recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Liquidity - Managing General Partner - continued
     Based on current production, commodity prices and cash flow from operations, the Managing General Partner has adequate cash flow to fund debt service, developmental projects and day to day operations, but it is not sufficient to build a cash balance which would allow the Managing General Partner to meet its debt principal maturities scheduled for 2004. Therefore the Managing General Partner must renegotiate the terms of its various obligations or seek new lenders or equity investors in order to meet its financial obligations, specifically those maturing in 2004. The Managing General Partner would also consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the debt holders will agree to a course of action consistent with the Managing General Partner's requirements in restructurings the obligations. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner.

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

     Southwest, as Managing General Partner, evaluated several liquidity alternatives for the partnerships in 2001 and 2002. During 2002, Southwest specifically pursued the possible roll-up and merger of twenty-one (21) partnerships with the general partner. Because of the complexities and conflicts of interest in such a transaction, the Managing General Partner did not make a formal repurchase offer in 2002 but has responded to limited partners desiring to sell their units in the partnerships on an "as requested" basis. Southwest anticipates that it will maintain this policy in 2003 because the aforementioned transaction is ongoing.

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

     As of December 31, 2002, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $135,100, $139,100 and $135,100 for the years ended December 31, 2002, 2001 and 2000 respectively. The amounts for administrative overhead attributable to operating the partnership properties have been deducted from gross oil and gas revenues in the determination of net profit interest. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

5.   Related Party Transactions - continued
     Certain subsidiaries or affiliates of the Managing General Partner perform various oil field services for properties in which the Partnership owns an interest. Such services aggregated approximately $35,200, $2,700 and $9,200 for the years ended December 31, 2002, 2001 and 2000, respectively. The amounts for oilfield services performed for the partnership by affiliates of the Managing General Partner have been deducted from gross oil and gas revenues in the determination of net profit interest.

     Southwest Royalties, Inc., the Managing General Partner, was paid $98,400 during 2002, 2001 and 2000 as an administrative fee for indirect general and administrative overhead expenses. The administrative fees are included in general and administrative expense on the statement of operations.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $133,300 and $59,700 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2002 and 2001, respectively.

6.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 82% of the Partnership's total oil and gas production during 2002: Plains marketing LP for 64% and Exxon Company for 18%. Three purchasers accounted for 78% of the Partnership's total oil and gas production during 2001: Plains Marketing LP for 58%, Mobil Corporation for 10% and Duke Energy Field Services for 10%. Two purchasers accounted for 81% of the Partnership's total oil and gas production during 2000: Plains Marketing LP for 60% and Mobil Corporation for 21%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                Oil       Gas
                               (bbls)    (mcf)
                              --------  --------
                                 --        -
Proved     developed     and
undeveloped reserves -

January 1, 2000               475,000   1,122,00
                                        0

   Revisions   of   previous  105,000   (151,000
estimates                               )
 Production                   (45,000)  (59,000)
                              --------  --------
                              ---       -----
December 31, 2000             535,000   912,000

   Revisions   of   previous  (151,000  (484,000
estimates                     )         )
 Production                   (43,000)  (60,000)
                              --------  --------
                              ---       -----
December 31, 2001             341,000   368,000

   Revisions   of   previous  185,000   4,000
estimates
 Production                   (39,000)  (47,000)
                              --------  --------
                              ---       -----
December 31, 2002             487,000   325,000
                              ======    =======

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

  7.   Estimated Oil & Gas Reserves (unaudited) - continued

                                Oil       Gas
                               (bbls)    (mcf)
                              --------  --------
                                ----      ----
Proved developed reserves -

December 31, 2000             527,000   909,000
                              =======   =======
December 31, 2001             316,000   365,000
                              =======   =======
December 31, 2002             461,000   322,000
                              =======   =======


     All of the Partnership's reserves are located within the continental United States.

     *Ryder Scott Company, L.P. prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2003. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2003 are an average price of $29.24 per barrel.

     Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2003 are an average price of $4.67 per Mcf.

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

     The Partnership has reserves, which are classified as proved developed producing, proved developed non-producing and proved undeveloped. All of the proved reserves are included in the engineering reports, which evaluate the Partnership's present reserves.

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

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2002, 2001 and 2000 is presented below:

                                   2002      2001      2000
                                  -----     -----     -----

Future cash inflows           $  15,762,0  7,053,00  22,825,0
                                 00        0         00
Production  and  development     8,864,00  4,474,00  11,970,0
costs                            0         0         00
                                 --------  --------  --------
                                 ------    -----     ------
Future net cash flows            6,898,00  2,579,00  10,855,0
                                 0         0         00
10%   annual  discount   for
estimated
 timing of cash flows            3,055,00  982,000   4,966,00
                                 0                   0
                                 --------  --------  --------
                                 ------    -----     ------
Standardized   measure    of
discounted
     future net cash flows    $  3,843,00  1,597,00  5,889,00
                                 0         0         0
                                 ========  ========  ========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                   2002      2001      2000
                                  -----     -----     -----
Sales   of   oil   and   gas
produced,
     net of production costs  $  (411,000  (568,000  (831,000
                                 )         )         )
Changes   in   prices    and     1,349,00  (3,781,0  3,014,00
production costs                 0         00)       0
Changes of production rates
     (timing) and others         (171,000  388,000   (227,000
                                 )                   )
Revisions    of     previous     1,319,00  (920,000  685,000
quantities estimates             0         )
Accretion of discount            160,000   589,000   295,000
Discounted future  net  cash
flows -
Beginning of year                1,597,00  5,889,00  2,953,00
                                 0         0         0
                                 --------  --------  --------
                                 ----      ------    -----
End of year                   $  3,843,00  1,597,00  5,889,00
                                 0         0         0
                                 =======   ========  =======

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

8.  Selected Quarterly Financial Results - (unaudited)

                                                Quarter
                                 --------------------------------------
                                                --------
                                  First     Second    Third     Fourth
                                  ------   --------  --------  --------
                                              --                  -
2002:
 Total revenues               $  231,547   255,854   313,228   310,923
 Total expenses                  186,638   201,882   221,601   221,392
 Net income                      44,909    53,972    91,627    89,531
 Net income per limited
  partners unit                     2.93
                                           3.52      6.01      5.88

2001:
 Total revenues               $  395,505   350,625   312,739   235,740
 Total expenses                  171,024   219,778   230,078   252,061
 Net income (loss)               224,481   130,847   82,661    (16,321)
   Net   income  per  (loss)
limited
  partners unit                    14.80
                                           8.59      5.35      1.16)


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

         Name               Age               Position
-----------------------     ---     -----------------------------
----------------------      --      -----------------------------
H. H. Wommack, III          47      Chairman   of   the    Board,
                                    President, Director
                                    and Chief Executive Officer
James N. Chapman(1)         40      Director
William P. Nicoletti(2)     57      Director
Joseph J. Radecki,  Jr.     44      Director
(2)
Richard D. Rinehart(1)      67      Director
John M. White(2)            46      Director
Herbert  C. Williamson,     54      Director
III(1)
Bill E. Coggin              48      Executive Vice President  and
                                    Chief Financial Officer
J. Steven Person            44      Vice President, Marketing

(1)  Member of the Compensation Committee

(2)  Member of the Audit Committee

H. H. Wommack, III has served as Chairman of the Board, President, Chief Executive Officer and a director since Southwest's founding in 1983. Since 1997 Mr. Wommack has served as President, Chief Executive Officer and Chairman of SRH, Southwest's former parent and current holder of 10% of its voting share capital. Since 1997 Mr. Wommack has served as chairman of the board of directors of Midland Red Oak Realty, Inc. From 1997 until December 2000, Mr. Wommack served as chairman of the board of directors of Basic Energy Services, Inc. and since December 2000 has continued to serve on Basic's board of directors. Prior to Southwest's formation, Mr. Wommack was a self-employed independent oil and gas producer engaged in the purchase and sale of royalty and working interests in oil and gas leases and the drilling of wells. Mr. Wommack graduated from the University of North Carolina at Chapel Hill and received his law degree from the University of Texas.

James N. Chapman has served as a director since April 19, 2002. Mr. Chapman has been involved in the investment banking industry for 18 years, presently acting as a capital markets and strategic planning consultant with private and public companies across a range of industries, including metals, mining, manufacturing, aerospace, airline, service and healthcare. Prior to establishing an independent consulting practice, Mr. Chapman worked for The Renco Group, Inc., a multi-billion private corporation in New York, for which Mr. Chapman developed and implemented financing and merger and acquisitions strategies for Renco's diverse portfolio of companies. Prior to Renco, Mr. Chapman was a founding principal of Fieldstone Private Capital Group, a capital markets advisory firm that he joined upon its inception in August 1990. Prior to joining Fieldstone, Mr. Chapman worked for Bankers Trust Company for six years, most recently in the BT Securities Capital Markets area. Mr. Chapman received an MBA degree with distinction from the Amos Tuck School at Dartmouth College and was elected an Edward Tuck Scholar. He received his BA degree with distinction magna cum laude, at Dartmouth College, was elected to Phi Beta Kappa and was a Rufus Choate Scholar.

William P. Nicoletti has served as a director since April 19, 2002. Mr. Nicoletti is Managing Director of Nicoletti & Company Inc., an investment banking and financial advisory firm. He was formerly a senior officer and head of the Energy Investment Banking Groups of E. F. Hutton & Company Inc., Paine Webber, Incorporated and McDonald Investments Inc. Mr. Nicoletti is Chairman of the board of directors of Russell-Stanley Holdings, Inc., a manufacturer and marketer of steel and plastic industrial containers. He is a director of Mark WestEnergy Partners, L.P., a business engaged in the gathering and processing of natural gas and the fractionation and storage of natural gas liquids. Mr. Nicoletti is also a Director and Chairman of the Audit Committee of Star Gas Partners, L.P., the nation's largest retail distributor of home heating oil and a major retail distributor of propane gas. Mr. Nicoletti is a graduate of Seton Hall University and received an MBA degree from Columbia University Graduate School of Business.

Joseph J. Radecki, Jr. has served as a director since April 19, 2002. Mr. Radecki is currently a Managing Director in the Leveraged Finance Group of CIBC World Markets where he is principally responsible for the firm's financial restructuring and distressed situation advisory practice. Prior to joining CIBC World Markets, Mr. Radecki was an Executive Vice President and Director of the Financial Restructuring Group of Jefferies & Company, Inc. from 1990 to 1998. From 1983 until 1990, Mr. Radecki was First Vice President in the International Capital Markets Group at Drexel Burnham Lambert, Inc., where he specialized in financial restructurings and recapitalizations. Over the past fourteen years, Mr. Radecki has been integrally involved in over 120 transactions totaling nearly $50 billion in recapitalized securities. Mr. Radeki currently serves as a Director of Wherehouse Entertainment, Inc., a music and video specialty retailer, and RBX Corporation, a manufacturer of rubber and plastic foam and other polymer products. He has previously served as Chairman of the Board of American Rice, Inc., an international rice miller and marketer, as a member of the Board of Directors of Service America Corporation, a national food service management firm, Bucyrus International, Inc., a mining equipment manufacturer, and ECO-Net, a non-profit engineering related network firm. Mr. Radecki graduated magna cum laude in 1980 from Georgetown University with a B.A. in Government.

Richard D. Rinehart has served as a director since April 19, 2002. Mr. Rinehart is a founding principal of PetroCap, Inc. and president of Kestrel Resources, Inc. PetroCap, Inc. provides investment and merchant banking services to a variety of clients active in the oil and gas industry. Kestrel Resources, Inc. is a privately owned oil and gas operating company. He served as Director of Coopers & Lybrand's Energy Systems and Services Division prior to the founding of Kestrel Resources, Inc. in 1992. Prior to joining Coopers & Lybrand, he was chief executive officer/founder of Dawn Information Resources, Inc., formed in 1986 and acquired by Coopers & Lybrand in early 1991. Mr. Rinehart served as CEO of Terrapet Energy Corporation during the period 1982 through 1986. Prior to the formation of Terrapet in 1982, he was employed as President of the Terrapet Division of E.I. DuPont de Nemours and Company. Before its acquisition by DuPont, he served as CEO and President of Terrapet Corp., a privately owned E & P company. Before the formation of Terrapet Corp. in 1972, he was manager of supplementary recovery methods and senior evaluation engineer with H. J. Gruy and Associates, Inc., Dallas, Texas.

John M. White has served as a director since April 19, 2002. Mr. White is currently an oil and gas analyst with BMO Nesbitt Burns, responsible for Fixed Income research on oil, gas and energy companies. Prior to joining BMO Nesbitt Burns in 1998, Mr. White was responsible for Fixed Income research on the oil and gas industry at John S. Herold, Inc., an independent oil and gas research and consulting firm. Mr. White's experience also includes managing a portfolio of oil and gas loans for The Bank of Nova Scotia, which included independent exploration and production companies, oil service companies, gas pipelines, gas processors and refiners. Prior to entering banking, Mr. White was with BP Exploration, where he worked primarily in exploration and production.

Herbert C. Williamson, III has served as a director since April 19, 2002. At present, Mr. Williamson is self-employed as a consultant. From March 2001 to March 2002 Mr. Williamson served as an investment banker with Petrie Parkman & Co. From April 1999 to March 2001 Mr. Williamson served as chief financial officer and from August 1999 to March 2001 as a director of Merlon Petroleum Company, a private oil and gas company involved in exploration and production in Egypt. Mr. Williamson served as executive vice president, chief financial officer and director of Seven Seas Petroleum, Inc., a publicly traded oil and gas exploration company, from March 1998 to April 1999. From 1995 through April 1998, he served as director in the Investment Banking Department of Credit Suisse First Boston. Mr. Williamson served as vice chairman and executive vice president of Parker and Parsley Petroleum Company, a publicly traded oil and gas exploration company (now Pioneer Natural Resources Company) from 1985 through 1995.

Bill E. Coggin has served as Vice President and Chief Financial Officer since joining the Managing General Partner in 1985. Previously, Mr. Coggin was Controller for Rod Ric Corporation, an oil and gas drilling company, and for C.F. Lawrence & Associates, a large independent oil and gas operator. Mr. Coggin received a B.S. in Education and a B.A. in Accounting from Angelo State University.

J. Steven Person has served as Vice President, Marketing since joining the Managing General Partner in 1989. Mr. Person began in the investment industry with Dean Witter in 1983. Prior to joining the Managing General Partner, Mr. Person was a senior wholesaler with Capital Realty, Inc. While at Capital Realty, he was involved in the syndication of mortgage based securities through the major brokerage houses. Mr. Person received a B.B.A. degree from Baylor University and an M.B.A. from Houston Baptist University.

Key Employees

Jon P. Tate, age 45, has served as Vice President, Land and Assistant Secretary of the Managing General Partner since 1989. From 1981 to 1989, Mr. Tate was employed by C.F. Lawrence & Associates, Inc., an independent oil and gas company, as land manager. Mr. Tate is a member of the Permian Basin Landman's Association.

R. Douglas Keathley, age 47, has served as Vice President, Operations of the Managing General Partner since 1992. Before joining us, Mr. Keathley worked as a senior drilling engineer for ARCO Oil and Gas Company and in similar capacities for Reading & Bates Petroleum Co. and Tenneco Oil Co.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $98,400 during 2002, 2001 and 2000 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a ten percent interest in the Partnership as a general partner. Through repurchase offers to the limited partners, the Managing General Partner also owns 3,294.5 limited partner units, a 21.8% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 31.8%.

No officer or director of the Managing General Partner owns units in the Partnership. H. H. Wommack, III, as the individual general partner of the Partnership, owned a one percent interest in the Partnership as a general partner. The Managing General partner as of December 31, 2001, repurchased the one percent interest owned by Mr. Wommack for approximately $37,923. The officers and directors of the Managing General Partner are considered beneficial owners of the limited partner units acquired by the Managing General Partner by virtue of their status as such. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the limited partner units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with regard to all limited partner units beneficially owned. We are presenting ownership information as of March 1, 2003. A list of beneficial owners of limited partner units, acquired by the Managing General Partner, is as follows:

                                                 Amount and
                                                 Nature of      Percen
                                                                  t
                        Name and Address of      Beneficial       of
  Title of Class         Beneficial Owner        Ownership      Class
-------------------    ---------------------     ----------     ------
  --------------          --------------         ---------      ------
Limited Partnership    Southwest  Royalties,     Directly       21.8%
Interest               Inc.                      Owns
                       Managing      General     3,294.5
                       Partner                   Units
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701

Limited Partnership    H. H. Wommack, III        Indirectly     21.8%
Interest                                         Owns
                       Chairman    of    the     3,294.5
                       Board,                    Units
                       President, and CEO
                       of          Southwest
                       Royalties, Inc.,
                       the  Managing General
                       Partner
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701


There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 2002, the Managing General Partner received $98,400 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $135,100 for administrative overhead attributable to operating such properties during 2002.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $35,200 for the year ended December 31, 2002.

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

                  99.1 Certification pursuant to 18 U.S.C. Section 1350
99.2 Certification pursuant to 18 U.S.C. Section 1350

          (b)     Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 2002.

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

                          Southwest Oil & Gas Income Fund VIII-A, L.P., a Delaware limited partnership

                                        By:    Southwest  Royalties,  Inc.,
                                 Managing
                                   General Partner


                                        By:    Southwest  Royalties,  Inc.,
                                 Managing
                                   General Partner


                                      By:  /s/ H. H. Wommack, III
                                 ------------------------------------------
-----
                                           H. H. Wommack, III, President


                          Date:  March 28, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

By:/s/ H. H. Wommack, III                    By:    /s/   James    N.
                                             Chapman
---------------------------                  ------------------------
--------------------                         -----------------------
H.    H.   Wommack,    III,                  James     N.    Chapman,
Chairman of the Board,                       Director
President,   Director   and
Chief Executive Officer

Date:     March 28, 2003                     Date:     March 28, 2003


By:     /s/   William    P.                  By:    /s/   Joseph   J.
Nicoletti                                    Radecki, Jr.
---------------------------                  ------------------------
--------------------                         -----------------------
William    P.    Nicoletti,                  Joseph J. Radecki,  Jr.,
Director                                     Director

Date:     March 28, 2003                     Date:     March 28, 2003


By:     /s/   Richard    D.                  By:  /s/ John M. White
Rinehart
---------------------------                  ------------------------
--------------------                         -----------------------
Richard     D.    Rinehart,                  John M. White, Director
Director

Date:     March 28, 2003                     Date:     March 28, 2003


By:     /s/   Herbert    C.
Williamson, III
---------------------------
--------------------
Herbert C. Williamson, III,
Director

Date:     March 28, 2003

                         CERTIFICATIONS

          I, H.H. Wommack, III, certify that:

          1. I have reviewed this annual report on Form 10-K of Southwest Oil & Gas Income Fund VIII-A, L.P.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President, Director and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund VIII-A, L.P.

                         CERTIFICATIONS

          I, Bill E. Coggin, certify that:

          1. I have reviewed this annual report on Form 10-K of Southwest Oil & Gas Income Fund VIII-A, L.P.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2002

/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund VIII-A, L.P.

                              Exhibit Index


Item No.     Description                                           Page No.

             Exhibit 99.1 Certification pursuant to 18 U.S.C.       41
             Section 1350, as adopted pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002

             Exhibit 99.2 Certification pursuant to 18 U.S.C.       42
             Section 1350, as adopted pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002

                    CERTIFICATION PURSUANT TO
                     19 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Annual Report of Southwest Oil & Gas Income Fund VIII-A, Limited Partnership (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  March 28, 2003




/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President, Director and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund VIII-A, L.P.

                    CERTIFICATION PURSUANT TO
                     19 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Annual Report of Southwest Oil & Gas Income Fund VIII-A, Limited Partnership (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  March 28, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund VIII-A, L.P.