Form 10-Q/A
period 2003-03-31
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2003-11-12
CIK 825881

20 of 24
                               FORM 10-Q/A
                             AMENDMENT NO. 1


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

                           (432) 686-9927
                   (Registrant's telephone number,
                        including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                          Yes      No _X__

        The total number of pages contained in this report is 24.

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

     Farm-out arrangement. An agreement whereby the owner of the leasehold or working interest agrees to assign his interest in certain specific acreage to the assignee, retaining some interest, such as an overriding royalty interest, subject to the drilling of one (1) or more wells or other performance by the assignee.

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

     Proved developed oil and gas reserves. Proved developed oil and gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

     Proved properties. Properties with proved reserves.

     Proved reserves. The estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     Proved undeveloped reserves. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the
"Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Form 10-K/A Report for 2002 filed with the Securities and Exchange Commission. The December 31, 2002 balance sheet included herein has been taken from the Registrant's 2002 Form 10-K/A Report. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year.

Introductory  Note - Statement of Financial Accounting  Standard  No.
143
The Partnership implemented SFAS No. 143 effective January 1, 2003 (See Note 3) to the Partnership's financial statements. Subsequent to the filing of the Partnership's Quarterly Report on Form 10-Q, the Partnership discovered an omission in the calculation of the asset retirement liability and therefore has restated it's unaudited condensed financial statements for the period ended March 31, 2003 as described in Note 5 to the Partnership's financial statements.

Introductory Note - Depletion Method
During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Notes 4 and 6 to the Partnership's financial statements.

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the period ended March 31, 2002, included herein, have been restated (as described in Notes 4 and 6 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                              Balance Sheets


                                  March    December
                                   31,       31,
                                   2003      2002
                                 (Restate
                                    d)
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  121,957   56,709
  Receivable  from  Managing     216,734   133,263
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          338,691   189,972
                                 --------  --------
                                 ----      ----

Oil  and  gas  properties  -
using the full-
 cost method of accounting       5,558,24  5,438,77
                                 8         9
       Less      accumulated
depreciation,
         depletion       and     5,047,21  5,107,46
amortization                     8         6
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     511,030   331,313
properties
                                 --------  --------
                                 ----      ----
                              $  849,721   521,285
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  94        199
distribution payable
                                 --------  --------
                                 ----      ----
Other long term liabilities      357,231   -
                                 --------  --------
                                 ----      ----
Partners' equity -
 General partners                17,441    19,410
 Limited partners                474,955   501,676
                                 --------  --------
                                 ----      ----
   Total partners' equity        492,396   521,086
                                 --------  --------
                                 ----      ----
                              $  849,721   521,285
                                 =======   =======

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended
                                       March 31,
                                     2003      2002
                                   (Restate  (Restate
                                      d)        d)
                                    -----     -----
Revenues
-------------
 Oil and gas                    $  443,308   231,399
 Interest                          157       148
                                   --------  --------
                                   --        ---
                                   443,465   231,547
                                   --------  --------
                                   --        ---
Expenses
------------
 Production                        176,115   154,544
 General and administrative        26,117    26,094
  Depreciation, depletion  and     9,000     7,000
amortization
 Accretion                         7,004     -
                                   --------  --------
                                   --        ---
                                   218,236   187,638
                                   --------  --------
                                   --        ---
Net  income  before cumulative     225,229   43,909
effect

Cumulative effect of change in     (158,919  -
accounting                         )
  principle - SFAS No.  143  -
See Note 3
Cumulative effect of change in
accounting principle
  - change in depletion method     -         (5,000)
- See Note 4
                                   --------  --------
                                   --        ---
Net income                      $  66,310    38,909
                                   ======    ======
 Net income allocated to:

 Managing General Partner       $  7,531     4,582
                                   ======    ======
 General partner                $  -         509
                                   ======    ======
 Limited partners               $  58,779    33,818
                                   ======    ======
   Per  limited  partner  unit  $    14.84
before cumulative effect                     2.86
    Cumulative   effects   per     (10.52)   (.37)
limited partner unit
                                   --------  --------
                                   --        ---
  Per limited partner unit      $     4.32
                                             2.49
                                   ======    ======
Pro   forma  amounts  assuming
changes are applied
 retroactively (See Note 3):
  Net income before cumulative  $  -         37,465
effect
                                   ======    ======
   Per  limited  partner  unit  $  -         2.43
(13,596.0)
                                   ======    ======
Net income                      $  -         32,465
                                   ======    ======
   Per  limited  partner  unit  $  -         2.06
(13,596.0)
                                   ======    ======

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                      Three Months Ended
                                          March 31,
                                        2003      2002
                                      (Restate  (Restate
                                         d)        d)
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from oil and  gas  $  354,818   215,039
sales
 Cash paid to suppliers               (197,212  (185,982
                                      )         )
 Interest received                    157       148
                                      --------  --------
                                      ----      ----
   Net cash provided by operating     157,763   29,205
activities
                                      --------  --------
                                      ----      ----
Cash    flows   from    investing
activities:

 Sale of oil and gas properties       2,590     -
   Additions  to  oil   and   gas     -         (13,064)
properties
                                      --------  --------
                                      ----      ----
   Net cash provided by (used in)     2,590     (13,064)
investing activities
                                      --------  --------
                                      ----      ----
Cash   flows  used  in  financing
activities:

 Distributions to partners            (95,105)  (32,094)
                                      --------  --------
                                      ----      ----
Net  increase (decrease) in  cash     65,248    (15,953)
and cash equivalents

 Beginning of period                  56,709    37,385
                                      --------  --------
                                      ----      ----
 End of period                     $  121,957   21,432
                                      =======   =======
Reconciliation  of   net   income
(loss) to net cash
     provided     by    operating
activities:

Net income                         $  66,310    38,909

Adjustments   to  reconcile   net
income to net
   cash   provided  by  operating
activities:

   Depreciation,  depletion   and     9,000     7,000
amortization
 Accretion                            7,004     -
  Cumulative effect of change  in
accounting
  principle - SFAS No. 143            158,919   -
  Cumulative effect of change  in
accounting
  principle - change in depletion     -         5,000
method
 Increase in receivables              (88,491)  (16,360)
 Increase (decrease) in payables      5,021     (5,344)
                                      --------  --------
                                      ----      ----
Net  cash  provided by  operating  $  157,763   29,205
activities
                                      =======   =======
Noncash  investing and  financing
activities:
   Increase   in  oil   and   gas
properties - Adoption
  of SFAS No.143                   $  191,308   -
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2003, and for the three months ended March 31, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q/A pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 2002.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Cumulative effect of change in accounting principle - SFAS No.
143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $191,308, a long term liability of approximately $350,227 and a loss of approximately $158,919 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2003, the asset retirement obligation was $357,231, and the increase in the balance from January 1, 2003 of $7,004 is due to accretion expense. The pro forma amounts for the three months ended March 31, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $5,000 effective as of January 1, 2002. The Partnership's depletion for the three months ended March 31, 2003 and 2002 has been calculated using the units-of-production method. The effect of the change on the three months ended March 31, 2002 was to decrease income before cumulative effect of a change in accounting principle by $1,000 ($.07 per limited partner unit) and net income by $6,000 ($.44 per limited partner unit).

            Southwest Oil & Gas Income Fund VIII-A, L.P.
                  (a Delaware limited partnership)

                    Notes to Financial Statements

5.   March 31, 2003 Restatement
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143 as described in Note 3.

     Subsequent to the issuance of the Partnership's Quarterly Report on Form 10-Q for the three months ended March 31, 2003, the Partnership determined that it did not properly discount the estimated future plugging liability to its present value.

     This change in the calculation used to determine the amount of the Partnership's asset retirement liability under SFAS No. 143 resulted in a decrease in the Partnership's previously reported other long term liability of $280,433 from $637,664 to $357,231 as of March 31, 2003 and did not effect the Partnership's 2003 cash flows from operations, investing or financing activities.

     The  change  had  the  following effects  on  the  Statement  of
     Operations for the three months ended March 31, 2003.   (Periods
     prior to 2003 were not affected by the change).

                                        Restated      Previously
                                                       Reported
     Accretion                        $7,004         12,503
     Income before cumulative effect  225,229        220,731
   Cumulative effect of change in     (158,919)      (461,349)
     accounting principle
     Net income (loss)                66,310         (240,618)
     Net income (loss) allocated
     to:
     Managing General Partner         7,531          (18,528)
     General partner                  -              -
     Limited partners                 58,779         (222,090)
       Income (loss) per limited
     partner unit before
         cumulative effect            14.84          (16.33)
       Cumulative effect per          (10.52)        -
     limited partner unit
       Net income (loss) per          4.32           (16.33)
     limited partner unit

            Southwest Oil & Gas Income Fund VIII-A, L.P.
                  (a Delaware limited partnership)

                    Notes to Financial Statements

6.   March 31, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     Subsequent to the issuance of the Partnership's Quarterly Report on Form 10-Q for the three months ended March 31, 2003, the Partnership determined that the above change in accounting method should have been adopted by the Partnership as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The Partnership had previously applied the change in the method of providing for depletion prospectively as of October 1, 2002.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in a decrease in the Partnership's previously reported net oil and gas properties of $6,000 from $337,313 to $331,313 as of December 31, 2002 and did not effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three months ended March 31, 2002.

                                        Restated      Previously
                                                       Reported
     Depreciation, depletion and      $7,000         6,000
     amortization
     Income before cumulative effect  43,909         44,909
   Cumulative effect of change in     (5,000)        -
     accounting principle
     Net income                       38,909         44,909
     Net income allocated to:
     Managing General Partner         4,582          4,582
     General partner                  509            509
     Limited partners                 33,818         39,818
       Income per limited partner
     unit before
         cumulative effect            2.86           2.93
       Cumulative effect per          (.37)          -
     limited partner unit
       Net income per limited         2.49           2.93
     partner unit

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

In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the three months ended March 31, 2002 by $1,000 and decrease net income for the three months ended March 31, 2002 by $6,000. See Note 4 of the notes to the Partnership's financial statements.

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

In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the three months ended March 31, 2002 by $1,000 and decrease net income for the three months ended March 31, 2002 by $6,000.

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

Costs and Expenses

Total costs and expenses increased to $218,236 from $187,638 for the quarters ended March 31, 2003 and 2002, respectively, an increase of 16%. The increase is a direct result of the accretion expense associated with our long-term liability related to expected abandonment costs of our oil and gas properties, lease operating cost, general and administrative expense and depletion expense.

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

3. Depletion expense increased to $9,000 for the quarter ended March 31, 2003 from $7,000 for the same period in 2002. This represents an increase of 29%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the three months ended March 31, 2002 by $1,000 and decrease net income for the three months ended March 31, 2002 by $6,000. The contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the quarter ended March 31, 2003 was $.66 applied to 13,700 BOE as compared to $.58 applied to 12,167 BOE for the same period.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002.
The  new  standard requires the Partnership to recognize a  liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $191,308, a long term liability of approximately $350,227 and a loss of approximately $158,919 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2003, the asset retirement obligation was $357,231, and the increase in the balance from January 1, 2003 of $7,004 is due to accretion expense. The pro forma amounts for the three months ended March 31, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

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

As of March 31, 2003, the Partnership had approximately $338,600 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

In  April  2003,  the  FASB issued Statement of Financial  Accounting
Standards No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amendments require that contracts with comparable characteristics be accounted for similarly, clarifies when a contract with an initial investment meets the characteristic of a derivative and clarifies when a derivative requires special reporting in the statement of cash flows. SFAS No. 149 is effective for hedging relationships designated and for contracts entered into or modified after June 30, 2003, except for provisions that relate to SFAS No. 133 Statement Implementation Issues that have been effective for fiscal quarters prior to June 15, 2003, should be applied in accordance with their respective effective dates and certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. Assessment by the Managing General Partner revealed this pronouncement to have no impact on the partnership.

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


                              SOUTHWEST OIL & GAS
                              INCOME FUND VIII-A, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   ----------------------------------
----
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer


Date:  November 12, 2003

                           CERTIFICATIONS

          I, H.H. Wommack, III, certify that:

          1. I have reviewed this quarterly report on Form 10-Q/A of Southwest Oil & Gas Income Fund VIII-A, L.P.;

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

Date:  November 12, 2003



/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund VIII-A, L.P.

                           CERTIFICATIONS

          I, Bill E. Coggin, certify that:

          1. I have reviewed this quarterly report on Form 10-Q/A of Southwest Oil & Gas Income Fund VIII-A, L.P.;

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

Date:  November 12, 2003



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

                      CERTIFICATION PURSUANT TO
                       19 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund VIII-A, Limited Partnership (the "Company") on Form 10-Q/A for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 12, 2003




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

                      CERTIFICATION PURSUANT TO
                       19 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund VIII-A, Limited Partnership (the "Company") on Form 10-Q/A for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 12, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund VIII-A, L.P.