Form 10-Q
period 2003-06-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2003-11-13
CIK 825881

1 of 26

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

                            Yes      No  X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes        No   X


        The total number of pages contained in this report is 26.

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission on November 10, 2003. The December 31, 2002 balance sheet included herein has been derived from the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results for the full year.

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

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the periods ended June 30, 2002, included herein, have been restated (as described in Notes 4 and 6 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the periods ended June 30, 2002.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2003      2002
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  231,866   56,709
  Receivable  from  Managing     134,936   133,263
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          366,802   189,972
                                 --------  --------
                                 ----      ----

Oil  and  gas  properties  -
using the full-
 cost method of accounting       5,345,71  5,438,77
                                 9         9
       Less      accumulated
depreciation,
         depletion       and     5,050,21  5,107,46
amortization                     8         6
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     295,501   331,313
properties
                                 --------  --------
                                 ----      ----
                              $  662,303   521,285
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  159       199
distribution payable
                                 --------  --------
                                 ----      ----
Other long term liabilities      244,273   -
                                 --------  --------
                                 ----      ----
Partners' equity -
 General partner                 10,289    19,410
 Limited partners                407,582   501,676
                                 --------  --------
                                 ----      ----
   Total partners' equity        417,871   521,086
                                 --------  --------
                                 ----      ----
                              $  662,303   521,285
                                 =======   =======

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2003      2002      2003      2002
                                             (Restate            (Restate
                                                d)                  d)
                                    -----     -----     -----     -----
Revenues
-------------
Oil and gas                     $  320,809   238,634   749,377   455,978
Interest                           472       70        628       217
Miscellaneous settlement           45        309       46        309
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   321,326   239,013   750,051   456,504
                                   --------  --------  --------  --------
                                   --        --        --        --
Expenses
-------------
Production                         166,358   158,610   335,923   304,469
General and administrative         33,949    25,528    60,065    51,623
Depreciation,  depletion   and     3,000     7,000     12,000    14,000
amortization
Accretion  of asset retirement     4,698     -         11,702    -
obligation
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   208,005   191,138   419,690   370,092
                                   --------  --------  --------  --------
                                   --        --        --        --
Net   income  from  continuing     113,321   47,875    330,361   86,412
operations

Results    from   discontinued
operations-
  sale of oil and gas leases -     12,153    6,097     20,343    11,468
See Note 5
                                   --------  --------  --------  --------
                                   --        --        --        --
Net  income  before cumulative     125,474   53,972    350,704   97,880
effect

Cumulative effect of change in
accounting
  principle - SFAS No.  143  -     -         -         (158,919  -
See Note 3                                             )
Cumulative effect of change in
accounting principle
  - change in depletion method     -         -         -         (5,000)
- See Note 4
                                   --------  --------  --------  --------
                                   --        --        --        --
Net income                      $  125,474   53,972    191,785   92,880
                                   ======    ======    ======    ======


continued

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2003      2002      2003      2002
                                             (Restate            (Restate
                                                d)                  d)
                                    -----     -----     -----     -----
Net income allocated to:
 Managing General Partner       $  12,847    5,487     20,379    10,069
                                   ======    ======    ======    ======
 General Partner                $  -         610       -         1,119
                                   ======    ======    ======    ======
 Limited partners               $  112,627   47,875    171,407   81,692
                                   ======    ======    ======    ======
   Per  limited  partner  unit
before discontinued
    operations and  cumulative  $     7.48             21.78     5.62
effect                                       3.12
   Discontinued operations per     .80       .40       1.35      .76
limited partner unit
    Cumulative   effects   per     -         -         (10.52)   (.37)
limited partner unit
                                   --------  --------  --------  --------
                                   --        --        --        --
  Per limited partner unit      $     8.28             12.61     6.01
                                             3.52
                                   ======    ======    ======    ======
Pro   forma  amounts  assuming
changes are applied
 retroactively (See Note 3):
  Net income before cumulative  $  -         47,527    -         84,992
effect
                                   ======    ======    ======    ======
   Per  limited  partner  unit  $  -            3.10   -            5.53
(13,596.0)
                                   ======    ======    ======    ======
 Net income                     $  -         47,527    -         79,992
                                   ======    ======    ======    ======
   Per  limited  partner  unit  $        -             -            5.16
(13,596.0)                                   3.10
                                   ======    ======    ======    ======

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                            Six Months Ended
                                                June 30,
                                             2003      2002
                                                     (Restate
                                                        d)
                                            -----     -----
Cash flows from operating activities:
 Cash received from oil and gas sales   $  732,592   421,459
 Cash paid to suppliers                    (380,877  (363,116
                                           )         )
   Cash   received  from  discontinued     20,343    11,468
operations
 Interest received                         628       217
 Miscellaneous settlement                  46        309
                                           --------  --------
                                           --        ---
    Net  cash  provided  by  operating     372,732   70,337
activities
                                           --------  --------
                                           --        ---
Cash flows from investing activities:
 Sale of oil and gas properties            107,187   -
 Additions to oil and gas properties       (9,722)   (34,220)
                                           --------  --------
                                           --        ---
   Net  cash  provided  by  (used  in)     97,465    (34,220)
investing activities
                                           --------  --------
                                           --        ---
Cash    flows   used   in    financing
activities:
 Distributions to partners                 (295,040  (32,094)
                                           )
                                           --------  --------
                                           --        ---
Net   increase   in  cash   and   cash     175,157   4,023
equivalents

Beginning of period                        56,709    37,385
                                           --------  --------
                                           --        ---
End of period                           $  231,866   41,408
                                           ======    ======
Reconciliation of net income to net
    cash    provided   by    operating
activities:

Net income                              $  191,785   92,880

Adjustments to reconcile net income to
   net   cash  provided  by  operating
activities:
     Depreciation,    depletion    and     12,000    14,000
amortization
   Accretion   of   asset   retirement     11,702    -
obligation
   Cumulative  effect  of  change   in
accounting
  principle - SFAS No. 143                 158,919   -
   Cumulative  effect  of  change   in
accounting
   principle  -  change  in  depletion     -         5,000
method
 Increase in receivables                   (16,785)  (34,519)
 Increase (decrease) in payables           15,111    (7,024)
                                           --------  --------
                                           --        ---
Net   cash   provided   by   operating  $  372,732   70,337
activities
                                           ======    ======
Noncash    investing   and   financing
activities:
  Increase in oil and gas properties -
Adoption
  of SFAS No. 143                       $  191,308   -
                                           ======    ======
  Decrease in oil and gas properties -
SFAS No. 143
  sale of property                      $  117,656   -
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2003, and for the three and six months ended June 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Amendment No. 1 its Annual Report on Form 10-K for the year ended December 31, 2002, filed with SEC on November 10, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $191,308, a long term liability of approximately $350,227 and a loss of approximately $158,919 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2003, the asset retirement obligation was $244,273. The decrease in the balance from January 1, 2003 is due to the sale of an oil and gas property, which decreased the asset retirement obligation by $117,656 offset slightly by accretion expense of $11,702. The pro forma amounts for the three and six months ended June 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $5,000 effective as of January 1, 2002. The Partnership's depletion for the three and six months ended June 30, 2003 and 2002 has been calculated using the units-of-production method. There was no effect due to the change in depletion method on the quarter ended June 30, 2002. The effect of the change on the six months ended June 30, 2002 was to decrease income before cumulative effect of a change in accounting principle by $1,000 ($.07 per limited partner unit) and net income by $6,000 ($.44 per limited partner unit).

5.   Discontinued Operations - Sale of oil and gas leases
     During the three months ended June 30, 2003, the Partnership sold its interest in certain oil, gas and salt water disposal wells for
     $106,240 sales proceeds and retired $117,655 of asset retirement obligation associated with the properties. Since the Partnership is under the full cost pool method of accounting, the sales proceeds and asset retirement obligation liability were taken against the oil and gas properties asset account and therefore, no gain or loss was recorded  and  shown on the statement of operations  as  part  of  the discontinued operations. Pursuant to the requirements of SFAS No. 144, the historical operating results from these properties have been reported as discontinued operations in the accompanying statements of operations. The following table summarizes certain historical operating information related to the discontinued operations:

                                  Three Months Ended       Six Months Ended
                                   2003       2002         2003       2002

         Revenues                $20,247    16,841       34,987    30,897
         Net income              12,153     6,097        20,343    11,468

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   June 30, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in a decrease in the Partnership's previously reported net oil and gas properties of $6,000 from $337,313 to $331,313 as of December 31, 2002 and did not
     effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three and six months ended June 30, 2002.

                                  Three Months Ended       Six Months Ended
                                         (1)
                                            Previous               Previously
                                               ly
                                            Reported     Restated   Reported
         Depreciation,
         depletion and
          Amortization                      $7,000       14,000    13,000
         Income before                      53,972       97,880    98,880
         cumulative effect
       Cumulative effect of
         change in
          accounting principle              -            (5,000)   -
         Net income                         53,972       92,880    98,880
         Net income allocated
         to:
         Managing General                   5,487        10,069    10,069
         Partner
         General partner                    610          1,119     1,119
         Limited partners                   47,875       81,692    87,692
          Income per limited
         partner
            unit before                                                6.45
         cumulative effect                  3.52         6.38
          Cumulative effect
         per limited
            partner unit                         -                     -
                                                         (.37)
          Net income per
         limited
            partner unit                                               6.45
                                            3.52         6.01

(1) There was no effect due to the change in depletion method on the quarter ended June 30, 2002.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

While estimating the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, the resulting value may not be indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than the Partnership's long-term price forecast that is a barometer for true fair value.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended June 30, 2003 and 2002:

                               Three Months
                                  Ended         Percenta
                                                   ge
                                 June 30,       Increase
                              2003      2002    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $   28.00              17%
barrel of oil                         23.94
Average  price per  mcf  $    4.66              43%
of gas                                3.25
Oil    production    in     10,100    9,000     12%
barrels
Gas production in mcf       12,500    12,300    2%
Gross   oil   and   gas  $  341,056   255,475   33%
revenue
Net oil and gas revenue  $  166,604   86,121    93%
Partnership              $  200,000   -         100%
distributions
Limited         partner  $  180,000   -         100%
distributions
Per  unit  distribution
to limited
 partners                $   13.24         -    100%
Number    of    limited     13,596    13,596
partner units

Revenues

The Partnership's oil and gas revenues increased to $341,056 from $255,475 for the quarters ended June 30, 2003 and 2002, respectively, an increase of 33%. The principal factors affecting the comparison of the quarters ended June 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002 by 17%, or $4.06 per barrel, resulting in an increase of approximately $41,000 in revenues. Oil sales represented 83% of total oil and gas sales during the quarter ended June 30, 2003 as compared to 84% during the quarter ended June 30, 2002.

    The average price for a mcf of gas received by the Partnership increased during the same period by 43% or $1.41 per mcf, resulting in an increase of approximately $17,600 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $58,600. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 1,100 barrels or 12% during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002, resulting in an increase of approximately $26,300 in revenues.

    Gas production increased approximately 200 mcf or 2% during the same period, resulting in an increase of approximately $700 in revenues.

    The total increase in revenues due to the change in production is approximately $27,000.

Costs and Expenses

Total costs and expenses increased to $216,099 from $201,882 for the quarters ended June 30, 2003 and 2002, respectively, an increase of 7%. The increase is a direct result of the accretion expense associated with our long-term liability related to expected abandonment costs of our oil and gas properties, lease operating cost and general and administrative expense, partially offset by a decrease in depletion expense.

1.  Lease  operating  costs  and  production  taxes  were  3%  higher,   or
    approximately $5,100 more during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 33% or approximately $8,400 during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

3. Depletion expense decreased to $3,000 for the quarter ended June 30, 2003 from $7,000 for the same period in 2002. This represents a decrease of 57%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. There was no effect due to the change in depletion method for the quarter ended June 30, 2002. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2003, which was $.25 applied to 12,183 BOE as compared to $.63 applied to 11,050 BOE for the same period. The decline is due largely to the sale of two oil and gas properties.

B.  General  Comparison of the Six Month Periods Ended June  30,  2003  and
    2002

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2003 and 2002:

                                     Six Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    29.91             37%
oil                                        21.79
Average price per mcf of gas  $     5.40             91%
                                           2.82
Oil production in barrels        21,800    19,300    13%
Gas production in mcf            24,500    23,500    4%
Gross oil and gas revenue     $  784,364   486,875   61%
Net oil and gas revenue       $  433,797   162,977   166%
Partnership distributions     $  295,000   32,000    822%
Limited              partner  $  265,500   28,800    822%
distributions
Per  unit  distribution   to
limited
 Partners                     $    19.53             822%
                                           2.12
Number  of  limited  partner     13,596    13,596
units

Revenues

The Partnership's oil and gas revenues increased to $784,364 from $486,875 for the six months ended June 30, 2003 and 2002, respectively, an increase of 61%. The principal factors affecting the comparison of the six months ended June 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 by 37%, or $8.12 per barrel, resulting in an increase of approximately $177,000 in revenues. Oil sales represented 83% of total oil and gas sales during the six months ended June 30, 2003 as compared to 86% during the six months ended June 30, 2002.

    The average price for a mcf of gas received by the Partnership increased during the same period by 91%, or $2.58 per mcf, resulting in an increase of approximately $63,200 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $240,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 2,500 barrels or 13% during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, resulting in an increase of approximately $54,500 in revenues.

    Gas production increased approximately 1,000 mcf or 4% during the same period, resulting in an increase of approximately $2,800 in revenues.

    The total increase in revenues due to the change in production is approximately $57,300.

Costs and Expenses

Total costs and expenses increased to $434,334 from $389,521 for the six months ended June 30, 2003 and 2002, respectively, an increase of 12%. The increase is a direct result of the accretion expense associated with our long-term liability related to expected abandonment costs of our oil and gas properties, lease operating cost and general and administrative expense, partially offset by a decrease in depletion expense.

1.  Lease  operating  costs  and  production  taxes  were  8%  higher,   or
    approximately $26,700 more during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 16% or approximately $8,400 during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

3. Depletion expense decreased to $12,000 for the six months ended June 30, 2003 from $14,000 for the same period in 2002. This represents a decrease of 14%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the six months ended June 30, 2002 by $1,000 and decrease net income for the six months ended June 30, 2002 by $6,000. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the six months ended June 30, 2003, which was $.46 applied to 25,883 BOE as compared to $.60 applied to 23,217 BOE for the same period. This decline is due largely to the sale of two oil and gas properties.

Cumulative effect of change in accounting principle
On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $191,308, a long term liability of approximately $350,227 and a loss of approximately $158,919 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2003, the asset retirement obligation was $244,273. The decrease in the balance from January 1, 2003 is due to the sale of an oil and gas property, which decreased the asset retirement obligation by $117,656 offset slightly by accretion expense of $11,702. The pro forma amounts for the three and six months ended June 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $372,700 in the six months ended June 30, 2003 as compared to approximately $70,300 in the six months ended June 30, 2002. The primary source of the 2003 cash flow from operating activities was profitable operations.

Cash flows provided by (used in) investing activities were approximately $97,500 in the six months ended June 30, 2003 as compared to approximately $(34,200) in the six months ended June 30, 2002. The principle source of the 2003 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $295,000 in the six months ended June 30, 2003 as compared to approximately $32,100 in the six months ended June 30, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2003 were $295,000 of which $265,500 was distributed to the limited partners and $29,500 to the general partner. The per unit distribution to limited partners during the six months ended June 30, 2003 was $19.53. Total distributions during the six months ended June 30, 2002 were $32,000 of which $28,800 was distributed to the limited partners and $3,200 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2002 was $2.12.

The  sources  for  the  2003 distributions of $295,000  were  oil  and  gas operations  of  approximately $372,700 and the net change in  oil  and  gas
properties  of  approximately  $97,500,  resulting  in  excess   cash   for
contingencies  or  subsequent  distributions.  The  sources  for  the  2002 distributions  of  $32,000  were oil and gas  operations  of  approximately
$70,300  and  the  change  in  oil  and  gas  properties  of  approximately
$(34,200), resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $8,585,924 have been made to the partners. As of June 30, 2003, $8,037,703 or $591.18 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and 18% return on capital contributed.

As of June 30, 2003, the Partnership had approximately $366,600 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the partnership to an inevitable decline in operating results and distributions of cash. Liquidating the partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows, as well as any development risks. After reviewing various alternatives, the Managing General Partner initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The application of SFAS 150 is not expected to have a material effect on the Partnership's consolidated financial statements. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

             (a)              Exhibits:

             31.1 Rule 13a-14(a)/15d-14(a) Certification
31.2 Rule 13a-14(a)/15d-14(a) Certification
             32.1 Certification of Chief Executive Officer Pursuant to
 18 U.S.C. Section
                  1350, as
               adopted  Pursuant  to Section 906 of the Sarbanes-Oxley  Act of 2002
             32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
                  1350, as
               adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             (b)                Reports on Form 8-K:

          No reports on Form 8-
             K were filed during the quarter ended June 30, 2003.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND VIII-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner



                                 By:   /s/ Bill E. Coggin
                                       ------------------------------------
--
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer

Date: November 12, 2003

                CERTIFICATIONS                Exhibit 31.1

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

                CERTIFICATIONS                     Exhibit
                                   31.2

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

                         CERTIFICATION PURSUANT TO
                               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund VIII-A, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

                          CERTIFICATION PURSUANT TO
                               Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund VIII-A, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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