Form 10-Q
period 2003-09-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2003-11-14
CIK 825881

1 of 26
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

                      ________(432) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes ____ No __X__


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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission on November 10, 2003. The December 31, 2002 balance sheet included herein has been derived from the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results for the full year.

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

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the periods ended September 30, 2002, included herein, have been restated (as described in Notes 4 and 6 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the periods ended September 30, 2002.

              Southwest Oil and Gas Income Fund VIII-A, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2003      2002
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  169,914   56,709
  Receivable  from  Managing     121,416   133,263
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          291,330   189,972
                                 --------  --------
                                 ----      ----

Oil  and  gas  properties  -
using the full-
 cost method of accounting       5,344,49  5,438,77
                                 6         9
       Less      accumulated
depreciation,
         depletion       and     5,053,21  5,107,46
amortization                     8         6
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     291,278   331,313
properties
                                 --------  --------
                                 ----      ----
                              $  582,608   521,285
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  -         199
distribution payable
                                 --------  --------
                                 ----      ----
Other long term liabilities      249,142   -
                                 --------  --------
                                 ----      ----
Partners' equity -
 General partner                 5,027     19,410
 Limited partners                328,439   501,676
                                 --------  --------
                                 ----      ----
   Total partners' equity        333,466   521,086
                                 --------  --------
                                 ----      ----
                              $  582,608   521,285
                                 =======   =======

              Southwest Oil and Gas Income Fund VIII-A, L.P.
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended    Nine Months
                                                          Ended
                                   September 30,      September 30,
                                   2003      2002     2003     2002
                                           (Restate           (Restat
                                              d)                ed)
                                   ----      ----     ----     ----
Revenues
-------------
Oil and Gas                   $  339,578   293,871   1,088,9  749,848
                                                     56
Interest                         431       195       1,059    413
Miscellaneous settlement         -         292       46       600
                                 --------  --------  -------  -------
                                 --        --        -----    ---
                                 340,009   294,358   1,090,0  750,861
                                                     61
                                 --------  --------  -------  -------
                                 --        --        -----    ---
Expenses
------------
Production                       159,948   177,821   495,872  482,289
General and administrative       28,090    26,882    88,156   78,504
Depreciation, depletion and      3,000     7,000     15,000   21,000
amortization
Accretion of asset retirement    4,701     -         16,403   -
obligation
                                 --------  --------  -------  -------
                                 --        --        -----    ---
                                 195,739   211,703   615,431  581,793
                                 --------  --------  -------  -------
                                 --        --        -----    ---
Net income from continued        144,270   82,655    474,630  169,068
operations

Results from discontinued
operations-
 sale of oil and gas leases -    107       8,972     20,451   20,440
See Note 5
                                 --------  --------  -------  -------
                                 --        --        -----    ---
Net income before cumulative     144,377   91,627    495,081  189,508
effects

Cumulative effect of change
in accounting
 principle - SFAS No. 143 -      -         -         (158,91  -
See Note 3                                           9)
Cumulative effect of change
in accounting principle
 - change in depletion method    -         -         -        (5,000)
- See Note 4
                                 --------  --------  -------  -------
                                 --        --        -----    ---
Net income                    $  144,377   91,627    336,162  184,508
                                 ======    ======    =======  ======
                                                                 continued

              Southwest Oil and Gas Income Fund VIII-A, L.P.
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended  Nine Months Ended
                                   September 30,       September 30,
                                   2003      2002      2003      2002
                                           (Restate            (Restat
                                              d)                 ed)
                                   ----      ----      ----      ----
Net income allocated to:
 Managing General Partner     $  14,738    9,863     35,116    21,051
                                 ======    ======    =======   ======
 Limited Partners             $  129,639   81,764    301,046   163,457
                                 ======    ======    =======   ======
  Per limited partner unit
before discontinued
   operations and cumulative  $    9.53
effect                                     5.42      31.31     11.04
  Discontinued operations per       .01         .59
limited partner unit                                 1.35      1.35
  Cumulative effects per              -         -    (10.52)     (.37)
limited partner unit
                                 --------  --------  --------  -------
                                 --        --        ----      ---
  Per limited partner unit    $    9.54
                                           6.01      22.14     12.02
                                 ======    ======    =======   ======
Pro forma amounts assuming
change is applied
 retroactively (See Note 3):
 Net income before cumulative $       -    85,183         -    170,175
effect
                                 ======    ======    =======   ======
  Per limited partner unit    $       -                   -
(13,596.0)                                 5.58                11.11
                                 ======    ======    =======   ======
 Net income                   $       -    85,183         -    165,175
                                 ======    ======    =======   ======
  Per limited partner unit    $       -                   -
(13,596.0)                                 5.58                10.74
                                 ======    ======    =======   ======

              Southwest Oil and Gas Income Fund VIII-A, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                     2003       2002
                                                             (Restated
                                                                 )
                                                     ----       ----
        Cash flows from operating activities
        Cash received from oil and gas sales   $  1,080,704  680,008
        Cash paid to suppliers                    (563,930)  (559,592)
        Cash received from discontinued           20,451     20,440
        operations
        Interest received                         1,059      413
        Miscellaneous settlement                  46         600
                                                  ---------  ---------
                                                  ---        ---
         Net cash provided by operating           538,330    141,869
        activities
                                                  ---------  ---------
                                                  ---        ---
        Cash flows from investing activities
        Sale of oil and gas property              110,169    -
        Additions to oil and gas properties       (11,313)   (38,592)
                                                  ---------  ---------
                                                  ---        ---
         Net cash provided by (used in)           98,856     (38,592)
        investing activities
                                                  ---------  ---------
                                                  ---        ---
        Cash flows used in financing
        activities
        Distributions to partners                 (523,981)  (81,975)
                                                  ---------  ---------
                                                  ---        ---
        Net increase (decrease) in cash and       113,205    21,302
        cash equivalents

        Beginning of period                       56,709     37,385
                                                  ---------  ---------
                                                  ---        ---
        End of period                          $  169,914    58,687
                                                  =======    =======
        Reconciliation of net income to net
        cash
        provided by operating activities

        Net income                             $  336,162    184,508
        Adjustments to reconcile net income
        to net
        cash provided by operating activities
        Depreciation, depletion and               15,000     21,000
        amortization
        Accretion of asset retirement             16,403     -
        obligation
        Cumulative effect of change in
        accounting
         principle - SFAS No. 143                 158,919    -
        Cumulative effect of change in
        accounting
         principle - change in depletion          -          5,000
        method
        (Increase) decrease in receivables        (8,252)    (69,840)
        Increase (decrease) in payables           20,098     1,201
                                                  ---------  ---------
                                                  ---        ---
        Net cash provided by operating         $  538,330    141,869
        activities
                                                  =======    =======
        Noncash investing and financing
        activities;
        Increase in oil and gas properties -
        Adoption
         of SFAS No. 143                       $  191,308    -
        Increase in oil and gas properties -
        SFAS No. 143
         Additional well due to farmout        $  168        -
        arrangement
        Decrease in oil and properties - SFAS
        No. 143
         Sale of property                      $  117,656
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2003, and for the three and nine months ended September 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2002, filed with SEC on November 10, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $191,308, a long term liability of approximately $350,227 and a loss of approximately $158,919 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $249,142. The decrease in the balance from January 1, 2003 is due to the sale of oil and gas properties, which decreased the asset retirement obligation by $117,656 offset slightly by accretion expense of $16,403 plus the addition of a new well due to a farmout arrangement for $168. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $5,000 effective as of January 1, 2002. The Partnership's depletion for the three and nine months ended September 30, 2003 and 2002 has been calculated using the units-of-production method. There was no effect due to the change in depletion method on the quarter ended September 30, 2002. The effect of the change on the nine months ended September 30, 2002 was to decrease income before cumulative effect of a change in accounting principle by $1,000 ($.07 per limited partner unit) and net income by $6,000 ($.44 per limited partner unit).

5.   Discontinued Operations - Sale of oil and gas leases
     During the three months ended June 30, 2003, the Partnership sold its interest in certain oil, gas and salt water disposal wells for
     $110,169 sales proceeds and retired $117,656 of asset retirement obligation associated with the properties. Since the Partnership is under the full cost pool method of accounting, the sales proceeds and asset retirement obligation liability were taken against the oil and gas properties asset account and therefore, no gain or loss was recorded  and  shown on the statement of operations  as  part  of  the discontinued operations. Pursuant to the requirements of SFAS No. 144, the historical operating results from these properties have been reported as discontinued operations in the accompanying statements of operations. The following table summarizes certain historical operating information related to the discontinued operations:

                                  Three Months Ended       Nine Months Ended
                                   2003       2002         2003       2002

           Revenues              $    -     18,870       34,987    49,768
           Net income            107        8,972        20,451    20,440

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   September 30, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in a decrease in the Partnership's previously reported net oil and gas properties of $6,000 from $337,313 to $331,313 as of December 31, 2002 and did not
     effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three and nine months ended September 30, 2002.

                                  Three Months Ended       Nine Months Ended
                                            Previous               Previously
                                               ly
                                 Restated   Reported     Restated   Reported
         Depreciation,
         depletion and
          amortization           $7,000     $7,000       21,000    20,000
         Income before           91,627     91,627       189,508   190,508
         cumulative effect
       Cumulative effect of
         change in
          accounting principle   -          -            (5,000)   -
         Net income              91,627     91,627       184,508   190,508
         Net income allocated
         to:
         Managing General        9,863      9,863        21,051    21,051
         Partner
         Limited partners        81,764     81,764       163,457   169,457
          Income per limited
         partner
            unit before            6.01                                12.46
         cumulative effect                  6.01         12.39
          Cumulative effect
         per limited
            partner unit              -          -        (.37)         -
          Net income per
         limited
            partner unit           6.01                                12.46
                                            6.01         12.02

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended September 30, 2003 and 2002:

                               Three Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2003      2002    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $   29.25              9%
barrel of oil                         26.78
Average  price per  mcf  $    4.67              54%
of gas                                3.03
Oil    production    in     9,900     10,300    (4%)
barrels
Gas production in mcf       10,700    12,200    (12%)
Gross   oil   and   gas  $  339,578   293,871   16%
revenue
Net oil and gas revenue  $  179,630   116,050   55%
Partnership              $  228,782   50,000    358%
distributions
Limited         partner  $  208,782   45,000    364%
distributions
Per  unit  distribution
to limited
 partners                $   15.36              364%
                                      3.31
Number    of    limited     13,596    13,596
partner units

Revenues

The Partnership's oil and gas revenues increased to $339,578 from $293,871 for the quarters ended September 30, 2003 and 2002, respectively, an increase of 16%. The principal factors affecting the comparison of the quarters ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 by 9%, or $2.47 per barrel, resulting in an increase of approximately $24,500 in revenues. Oil sales represented 85% of total oil and gas sales during the quarter ended September 30, 2003 as compared to 88% during the quarter ended September 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 54%, or $1.64 per mcf, resulting in an increase of approximately $17,500 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $42,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 400 barrels or 4% during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002, resulting in a decrease of approximately $10,700 in revenues.

    Gas production decreased approximately 1,500 mcf or 12% during the same period, resulting in a decrease of approximately $4,500 in revenues.

    The total decrease in revenues due to the change in production is approximately $15,200. The decrease in gas production is primarily a rapid decline on one property.

Costs and Expenses

Total costs and expenses decreased to $195,739 from $211,703 for the quarters ended September 30, 2003 and 2002, respectively, a decrease of 8%. The decrease is the result of lower depletion expense and lease operating costs, partially offset by the addition of accretion expense and an increase in general and administrative expense.

1. Lease operating costs and production taxes were 10% lower, or approximately $17,900 less during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 4% or approximately $1,200 during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

3. Depletion expense decreased to $3,000 for the quarter ended September 30, 2003 from $7,000 for the same period in 2002. This represents a decrease of 57%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. There was no effect due to the change in depletion method for the quarter ended September 30, 2002(See Note 4 of the notes to the financial statements). The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2003, which was $.26 applied to 11,683 BOE as compared to $.57 applied to 12,333 BOE for the same period. The decline is due largely to the sale of two oil and gas properties.

B.   General Comparison of the Nine Month Periods Ended September 30,  2003
and 2002

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2003 and 2002:

                                    Nine Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    29.70             26%
oil                                        23.53
Average price per mcf of gas  $     5.18             79%
                                           2.89
Oil production in barrels        31,700    29,600    7%
Gas production in mcf            35,200    35,700    (1%)
Gross oil and gas revenue     $  1,088,95  749,848   45%
                                 6
Net oil and gas revenue       $  593,084   267,559   122%
Partnership distributions     $  523,782   82,000    539%
Limited              partner  $  474,282   73,800    543%
distributions
Per  unit  distribution   to
limited
 partners                     $    34.88             543%
                                           5.43
Number  of  limited  partner     13,596    13,596
units

Revenues

The Partnership's oil and gas revenues increased to $1,088,956 from $749,848 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 45%. The principal factors affecting the comparison of the nine months ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 by 26%, or $6.17 per barrel, resulting in an increase of approximately $195,600 in revenues. Oil sales represented 84% of total oil and gas sales during the nine months ended September 30, 2003 as compared to 87% during the nine months ended September 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 79%, or $2.29 per mcf, resulting in an increase of approximately $80,600 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $276,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 2,100 barrels or 7% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, resulting in an increase of approximately $49,400 in revenues.

   Gas production decreased approximately 500 mcf or 1% during the same period, resulting in a decrease of approximately $1,400 in revenues.

   The net total increase in revenues due to the change in production is approximately $48,000.

Costs and Expenses

Total costs and expenses increased to $615,431 from $581,793 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 6%. The increase is the result of the addition of accretion expense, higher general and administrative expense and lease operating costs, partially offset by a decrease in depletion expense.

1. Lease   operating  costs  and  production  taxes  were  3%  higher,   or
   approximately $13,600 more during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 12% or approximately $9,700 during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

3.  Depletion  expense  decreased to $15,000  for  the  nine  months  ended
    September  30,  2003 from $21,000 for the same period  in  2002.   This
    represents a decrease of 29%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production
    method.   The newly adopted accounting principle is preferable  in  the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer
    group.   The effect of this change in method was to increase  depletion expense for the nine months ended September 30, 2002 by $1,000 and decrease net income for the nine months ended September 30, 2002 by
    $6,000(See  Note  4  of  the notes to the financial  statements).   The
    contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2003, which was $.40 applied to 37,567 BOE as compared to $.59 applied to 35,550 BOE for the same period. This decline is due largely to the sale of two oil and gas properties.

Cumulative effect of change in accounting principle
On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $191,308, a long term liability of approximately $350,227 and a loss of approximately $158,919 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $249,142. The decrease in the balance from January 1, 2003 is due to the sale of oil and gas properties, which decreased the asset retirement obligation by $117,656 offset slightly by accretion expense of $16,403 plus the addition of a new well due to a farmout arrangement for $168. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $538,300 in the nine months ended September 30, 2003 as compared to approximately $141,900 in the nine months ended September 30, 2002. The primary source of the 2003 cash flow from operating activities was profitable operations.

Cash flows provided by (used in) investing activities were approximately $98,900 in the nine months ended September 30, 2003 as compared to approximately $(38,600) in the nine months ended September 30, 2002. The principle source of the 2003 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $524,000 in the nine months ended September 30, 2003 as compared to approximately $82,000 in the nine months ended September 30, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2003 were $523,782 of which $474,282 was distributed to the limited partners and $49,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2003 was $34.88. Total distributions during the nine months ended September 30, 2002 were $82,000 of which $73,800 was distributed to the limited partners and $8,200 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2002 was $5.43.

The  sources  for  the  2003 distributions of $523,782  were  oil  and  gas operations  of  approximately  $538,300 and  the  change  in  oil  and  gas
properties  of  approximately  $98,900,  resulting  in  excess   cash   for
contingencies  or  subsequent  distributions.  The  sources  for  the  2002 distributions  of  $82,000  were oil and gas  operations  of  approximately
$141,900 and the change in oil and gas properties of approximately $(38,600), resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative cash distributions of $9,109,706 have been made to the partners. As of September 30, 2003, $8,246,485 or $606.54 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and 21% return on capital contributed.

As of September 30, 2003, the Partnership had approximately $291,300 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the partnership to an inevitable decline in operating results and distributions of cash. Liquidating the partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows, as well as any development risks. After reviewing various alternatives, the Managing General Partner initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated. Currently the Managing General Partner is evaluating whether or not to continue to pursue the proposed merger.

Liquidity - Managing General Partner
In  previous  reports  the Partnership provided that the  Managing  General
Partner had $124.0 million of principal scheduled to mature between December 31, 2002 and December 31, 2004. Subsequent to September 30, 2003 the Managing General Partner refinanced the majority of its debt obligations and currently has $71.7 million in debt scheduled to mature on June 1, 2006 and $40.0 million in debt scheduled to mature on October 15, 2008. The Managing General Partner believes that it has adequate cash flows to meet its debt principal maturities scheduled for 2004.

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

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The senior management of the Partnership's Managing General Partner is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer of officers and principal financial officer or officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Partnership carried out an evaluation, with the participation of the Chief Executive
Officer and Chief Financial Officer of the Managing General Partner, as well as other key members of the Managing General Partner's management, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. There have not been any changes in the Partnership's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the Partnership's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.

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

                                   Southwest Oil and Gas Income Fund VIII-
                                   A, L.P.
                                   a Delaware limited partnership

                                   By:  Southwest Royalties, Inc.
                                        Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                        Bill E. Coggin, Executive Vice
President
                                        and Chief Financial Officer

Date:     November 14, 2003

                    SECTION 302 CERTIFICATION                Exhibit 31.1


I, H.H. Wommack, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Oil and Gas Income Fund VIII-A, L.P.

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:  November 14, 2003           /s/ H.H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund  VII-A,
L.P.

                    SECTION 302 CERTIFICATION                Exhibit 31.2


I, Bill E. Coggin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Oil and Gas Income Fund VIII-A, L.P.

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:  November 14, 2003           /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund  VII-A,
L.P.

                         CERTIFICATION PURSUANT TO
                               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund VIII-A, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 14, 2003





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

                          CERTIFICATION PURSUANT TO
                               Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund VIII-A, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 14, 2003





Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund VIII-A, L.P.