Form 10-Q
period 2004-03-31
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2004-05-24
CIK 825881

1 of 8
                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

                              Yes X No ___

Indicate  by check mark whether the registrant is an accelerated filer  (as
defined in Exchange Act Rule 12b-2).     Yes     No  X

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

        The total number of pages contained in this report is 22.

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                              Balance Sheets


                                  March    December
                                   31,       31,
                                   2004      2003
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  108,534   111,117
  Receivable  from  Managing     201,546   125,868
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          310,080   236,985
                                 --------  --------
                                 ----      ----

Oil  and  gas  properties  -
using the full-
 cost method of accounting       5,342,76  5,342,41
                                 1         3
       Less      accumulated
depreciation,
         depletion       and     5,058,21  5,055,21
amortization                     8         8
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     284,543   287,195
properties
                                 --------  --------
                                 ----      ----
                              $  594,623   524,180
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  -         104
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      258,920   253,843
                                 --------  --------
                                 ----      ----
Partners' equity -
 General partner                 6,242     (605)
 Limited partners                329,461   270,838
                                 --------  --------
                                 ----      ----
   Total partners' equity        335,703   270,233
                                 --------  --------
                                 ----      ----
                              $  594,623   524,180
                                 =======   =======

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                         Statements of Operations
                               (unaudited)

                                  Three Months Ended
                                       March 31,
                                    2004      2003
                                    -----     -----
Revenues
-------------
 Oil and gas                   $  409,155   428,568
 Interest                         236       157
 Other                            250       -
                                  --------  --------
                                  --        --
                                  409,641   428,725
                                  --------  --------
                                  --        --
Expenses
------------
 Production                       132,630   169,566
 General and administrative       28,465    26,117
  Depreciation, depletion  and    3,000     8,600
amortization
 Accretion of asset retirement    5,076     7,004
obligation
                                  --------  --------
                                  --        --
                                  169,171   211,287
                                  --------  --------
                                  --        --
Net   income  from   continued    240,470   217,438
operations

Results    from   discontinued
operations -
  sale of oil and gas leases -    -         7,791
See Note 4
                                  --------  --------
                                  --        --
Net  income  before cumulative
effect
 of accounting change             240,470   225,229

Cumulative effect of change in
accounting
  principle - SFAS No.  143  -    -         (158,919
See Note 3                                  )
                                  --------  --------
                                  --        --
Net income                     $  240,470   66,310
                                  ======    ======
 Net income allocated to:

 Managing General Partner      $  24,347    7,491
                                  ======    ======
 Limited partners              $  216,123   58,819
                                  ======    ======
   Per  limited  partner  unit
before discontinued
    operations and  cumulative $   15.90
effect                                      14.87
   Discontinued operations per         -         .51
limited partner unit
     Cumulative   effect   per         -
limited partner unit                        (10.52)
                                  --------  --------
                                  --        --
  Per limited partner unit     $   15.90
                                            4.86
                                    ======    ======

                Southwest Oil & Gas Income Fund VIII-A, L.P.
                          Statements of Cash Flows
                                (unaudited)

                                       Three Months Ended
                                            March 31,
                                         2004      2003
                                         -----     -----
 Cash    flows    from    operating
 activities:

 Cash  received from  oil  and  gas $  353,242   340,077
 sales
 Cash paid to suppliers                (180,859  (190,262
                                       )         )
 Cash  received  from  discontinued    -         7,791
 operations
 Interest received                     236       157
 Other                                 250       -
                                       --------  --------
                                       ----      ----
    Net  cash provided by operating    172,869   157,763
 activities
                                       --------  --------
                                       ----      ----
 Cash    flows    from    investing
 activities:

 Sale of oil and gas properties        -         2,590
 Additions   to   oil    and    gas    (348)     -
 properties
                                       --------  --------
                                       ----      ----
    Net cash (used in) provided  by    (348)     2,590
 investing activities
                                       --------  --------
                                       ----      ----
 Cash   flows  used  in   financing
 activities:

 Distributions to partners             (175,104  (95,105)
                                       )
                                       --------  --------
                                       ----      ----
 Net  (decrease) increase  in  cash    (2,583)   65,248
 and cash equivalents

 Beginning of period                   111,117   56,709
                                       --------  --------
                                       ----      ----
 End of period                      $  108,534   121,957
                                       =======   =======
 Reconciliation of  net  income  to
 net cash
 provided by operating activities:

 Net income                         $  240,470   66,310

 Adjustments   to   reconcile   net
 income to net
 cash    provided   by    operating
 activities:

 Depreciation,    depletion     and    3,000     8,600
 amortization
 Accretion   of  asset   retirement    5,076     7,004
 obligation
 Cumulative  effect  of  change  in
 accounting
   principle - SFAS No. 143            -         158,919
 Increase in receivables               (55,913)  (88,491)
 (Decrease) increase in payables       (19,764)  5,421
                                       --------  --------
                                       ----      ----
 Net  cash  provided  by  operating $  172,869   157,763
 activities
                                       =======   =======
 Noncash  investing  and  financing
 activities:
 Increase    in   oil    and    gas
 properties - Adoption
   of SFAS No.143                   $  -         191,308
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

 2.   Summary of Significant
 Accounting Policies
      The     interim    financial
      information as of March  31,
      2004,   and  for  the  three
      months ended March 31, 2004,
      is    unaudited.     Certain
      information   and   footnote
      disclosures         normally
      included     in    financial
      statements    prepared    in
      accordance  with   generally
      accepted          accounting
      principles     have     been
      condensed or omitted in this
      Form  10-Q pursuant  to  the
      rules and regulations of the
      Securities   and    Exchange
      Commission.  However, in the
      opinion of management, these
      interim financial statements
      include  all  the  necessary
      adjustments    to     fairly
      present the results  of  the
      interim periods and all such
      adjustments are of a  normal
      recurring    nature.     The
      interim         consolidated
      financial statements  should
      be  read in conjunction with
      the   Partnership's   Annual
      Report on Form 10-K for  the
      year   ended  December   31,
      2003.

                Southwest Oil & Gas Income Fund VIII-A, L.P.
                      (a Delaware limited partnership)

                       Notes to Financial Statements

 3.   Cumulative effect of change
 in accounting principle - SFAS
 No. 143
      On   January  1,  2003,  the
      Partnership          adopted
      Statement    of    Financial
      Accounting   Standards   No.
      143,  Accounting  for  Asset
      Retirement       Obligations
      ("SFAS  No. 143").  Adoption
      of  SFAS No. 143 is required
      for   all   companies   with
      fiscal years beginning after
      June  15,  2002.   The   new
      standard    requires     the
      Partnership  to recognize  a
      liability  for  the  present
      value     of    all    legal
      obligations associated  with
      the  retirement of  tangible
      long-lived  assets  and   to
      capitalize  an equal  amount
      as  a cost of the asset  and
      depreciate   the  additional
      cost   over   the  estimated
      useful  life of  the  asset.
      On   January  1,  2003,  the
      Partnership         recorded
      additional  costs,  net   of
      accumulated depreciation, of
      approximately  $191,308,   a
      long   term   liability   of
      approximately $350,227 and a
      loss     of    approximately
      $158,919  for the cumulative
      effect  on  depreciation  of
      the   additional  costs  and
      accretion  expense  on   the
      liability     related     to
      expected  abandonment  costs
      of  its oil and natural  gas
      producing  properties.    At
      March  31,  2004, the  asset
      retirement  obligation   was
      $258,920.   The increase  in
      the balance from January  1,
      2004  is  due  to  accretion
      expense of $5,076.

 4.   Discontinued Operations -
 Sale of oil and gas leases
      During   the  three   months
      ended  June  30,  2003,  the
      Partnership     sold     its
      interest in certain oil, gas
      and   salt   water  disposal
      wells   for  $110,169  sales
      proceeds     and     retired
      $117,656 of asset retirement
      obligation  associated  with
      the  properties.  Since  the
      Partnership  is  under   the
      full  cost  pool  method  of
      accounting,    the     sales
      proceeds      and      asset
      retirement        obligation
      liability were taken against
      the  oil  and gas properties
      asset account and therefore,
      no gain or loss was recorded
      and  shown  on the statement
      of operations as part of the
      discontinued     operations.
      Pursuant to the requirements
      of   SFAS   No.   144,   the
      historical operating results
      from  these properties  have
      been       reported       as
      discontinued  operations  in
      the  accompanying statements
      of      operations.      The
      following  table  summarizes
      certain historical operating
      information related  to  the
      discontinued operations  for
      the three months ended March
      31, 2003:

596:
 2003
598:
        $14,740
      7,791

 5.   Subsequent Event
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

 Well  operating costs and general
 and  administrative costs usually
 decrease      with     production
 declines;  however,  these  costs
 may not decrease proportionately.
 Net    income    available    for
 distribution to the  partners  is
 therefore expected to decline  in
 later   years  based   on   these
 factors.

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

 Oil and Gas Properties

 Oil   and   gas  properties   are
 accounted  for at cost under  the
 full-cost  method.   Under   this
 method,   all   productive    and
 nonproductive costs  incurred  in
 connection  with the acquisition,
 exploration  and  development  of
 oil    and   gas   reserves   are
 capitalized.  Gain or loss on the
 sale of oil and gas properties is
 not recognized unless significant
 oil and gas reserves are sold.

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

 Should the net capitalized  costs
 exceed   the  estimated   present
 value  of  oil and gas  reserves,
 discounted  at 10%,  such  excess
 costs would be charged to current
 expense.   As of March 31,  2004,
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

 The    Partnership's   discounted
 present  value of its proved  oil
 and  natural  gas reserves  is  a
 major  component of  the  ceiling
 calculation,  and represents  the
 component that requires the  most
 subjective judgments.   Estimates
 of  reserves are forecasts  based
 on  engineering  data,  projected
 future  rates  of production  and
 the      timing     of     future
 expenditures.   The  process   of
 estimating  oil and  natural  gas
 reserves   requires   substantial
 judgment,  resulting in imprecise
 determinations, particularly  for
 new    discoveries.     Different
 reserve   engineers   may    make
 different  estimates  of  reserve
 quantities  based  on  the   same
 data.   The Partnership's reserve
 estimates are prepared by outside
 consultants.   Quarterly  reserve
 estimates  are  prepared  by  the
 Managing     General    Partner's
 internal staff of engineers.

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

 While  the  quantities of  proved
 reserves    require   substantial
 judgment,  the associated  prices
 of  oil  and natural gas reserves
 that   are   included   in    the
 discounted present value  of  the
 reserves do not require judgment.
 The  ceiling calculation dictates
 that  prices and costs in  effect
 as  of the last day of the period
 are   generally   held   constant
 indefinitely. Because the ceiling
 calculation dictates that  prices
 in  effect as of the last day  of
 the  applicable quarter are  held
 constant    indefinitely,     the
 resulting value is not indicative
 of  the  true fair value  of  the
 reserves.   Oil and  natural  gas
 prices  have  historically   been
 cyclical  and, on any  particular
 day  at the end of a quarter, can
 be either substantially higher or
 lower than the Partnership's long-
 term  price forecast  that  is  a
 barometer for true fair value.

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

 Results of Operations

 A. General  Comparison   of   the
    Quarters Ended March 31,  2004
    and 2003

 The   following  table   provides
 certain   information   regarding
 performance   factors   for   the
 quarters ended March 31, 2004 and
 2003:

                                     Three Months
                                         Ended        Percenta
                                                         ge
                                       March 31,      Increase
                                    2004      2003    (Decreas
                                                         e)
                                    -----     -----   --------
                                                        ----
 Average  price per barrel  of $   35.37              13%
 oil                                        31.77
 Average price per mcf of gas  $    5.51              (8%)
                                            6.20
 Oil production in barrels        9,720     11,170    (11%)
 Gas production in mcf            11,870    11,880    (1%)
 Oil and gas revenue           $  409,155   428,568   (1%)
 Production costs              $  132,630   169,566   (21%)
 Partnership distributions     $  175,000   95,000    84%
 Limited               partner $  157,500   85,500    84%
 distributions
 Per   unit  distribution   to $   11.58              84%
 limited partners                           6.29

 Number   of  limited  partner    13,596    13,596
 units

 Revenues

 The  Partnership's  oil  and  gas
 revenues  decreased  to  $409,155
 from  $428,568 for  the  quarters
 ended  March 31, 2004  and  2003,
 respectively, a decrease  of  5%.
 The  principal factors  affecting
 the  comparison of  the  quarters
 ended March 31, 2004 and 2003 are
 as follows:

 1.  The   average  price  for   a
     barrel of oil received by the
     Partnership increased  during
     the  quarter ended March  31,
     2004   as  compared  to   the
     quarter ended March 31,  2003
     by  11%, or $3.60 per barrel,
     resulting  in an increase  of
     approximately   $35,000    in
     revenues.      Oil      sales
     represented 84% of total  oil
     and   gas  sales  during  the
     quarter ended March 31,  2004
     as compared to 83% during the
     quarter ended March 31, 2003.

     The  average price for an mcf
     of   gas   received  by   the
     Partnership decreased  during
     the  same period by  11%,  or
     $.69 per mcf, resulting in  a
     decrease   of   approximately
     $8,200 in revenues.

     The  net  total  increase  in
     revenues due to the change in
     prices received from oil  and
     gas       production       is
     approximately  $26,800.   The
     market price for oil and  gas
     has  been  extremely volatile
     over  the  past  decade   and
     management expects a  certain
     amount   of   volatility   to
     continue  in  the foreseeable
     future.

 2.  Oil    production   decreased
     approximately  1,450  barrels
     or  13%  during  the  quarter
     ended   March  31,  2004   as
     compared to the quarter ended
     March 31, 2003, resulting  in
     a  decrease  of approximately
     $46,100 in revenues.

     Gas    production   decreased
     approximately 10 mcf or  less
     than   1%  during  the   same
     period,   resulting   in    a
     decrease   of   approximately
     $100 in revenues.

     The    total   decrease    in
     revenues due to the change in
     production  is  approximately
     $46,200.  The decline in  oil
     volumes  is the result  of  a
     rapid    decline    on    one
     property.

 Costs and Expenses

 Total    costs    and    expenses
 decreased   to   $169,171    from
 $211,287  for the quarters  ended
 March    31,   2004   and   2003,
 respectively, a decrease of  20%.
 The  decrease is a direct  result
 of   the  decrease  in  accretion
 expense associated with our long-
 term    liability   related    to
 expected abandonment costs of our
 oil  and  gas  properties,  lease
 operating   cost  and   depletion
 expense, partially offset  by  an
 increase    in    general     and
 administrative expense.

 1.  Lease  operating  costs   and
     production  taxes  were   22%
     lower,    or    approximately
     $36,900   less   during   the
     quarter ended March 31,  2004
     as  compared  to the  quarter
     ended  March 31,  2003.   The
     higher lease operating  costs
     in  2003 relate to repairs on
     a  salt  water disposal  well
     and higher outside salt water
     disposal  costs  on   another
     property.

 2.  General   and  administrative
     costs  consist of independent
     accounting   and  engineering
     fees,    computer   services,
     postage, and Managing General
     Partner   personnel    costs.
     General   and  administrative
     costs    increased   9%    or
     approximately  $2,300  during
     the  quarter ended March  31,
     2004   as  compared  to   the
     quarter ended March 31, 2003.
     The  increase in general  and
     administrative costs  is  due
     primarily  to an increase  of
     approximately    $1,660    in
     quarterly  accounting  review
     fees.

 3.  Depletion  expense  decreased
     to  $3,000  for  the  quarter
     ended  March  31,  2004  from
     $8,600 for the same period in
     2003.   This   represents   a
     decrease    of   65%.     The
     contributing  factor  to  the
     decrease in depletion expense
     is  in  relation to  the  BOE
     depletion   rate   for    the
     quarter ended March 31, 2004,
     which  was  $.26  applied  to
     11,698  BOE  as  compared  to
     $.65  applied to  13,150  BOE
     for the same period in 2003.

 Cumulative effect of change in
 accounting principle

 On    January   1,   2003,    the
 Partnership adopted Statement  of
 Financial   Accounting  Standards
 No.  143,  Accounting  for  Asset
 Retirement Obligations ("SFAS No.
 143").  Adoption of SFAS No.  143
 is  required  for  all  companies
 with fiscal years beginning after
 June  15, 2002.  The new standard
 requires   the   Partnership   to
 recognize  a  liability  for  the
 present   value  of   all   legal
 obligations associated  with  the
 retirement of tangible long-lived
 assets and to capitalize an equal
 amount as a cost of the asset and
 depreciate  the  additional  cost
 over the estimated useful life of
 the  asset.  On January 1,  2003,
 the      Partnership     recorded
 additional    costs,    net    of
 accumulated   depreciation,    of
 approximately  $191,308,  a  long
 term  liability of  approximately
 $350,227    and   a    loss    of
 approximately  $158,919  for  the
 cumulative effect on depreciation
 of   the  additional  costs   and
 accretion    expense    on    the
 liability  related  to   expected
 abandonment costs of its oil  and
 natural gas producing properties.
 At  March  31,  2004,  the  asset
 retirement     obligation     was
 $258,920.  The  increase  in  the
 balance  from January 1, 2004  is
 due   to  accretion  expense   of
 $5,076.

 Liquidity and Capital Resources

 The  primary source  of  cash  is
 from  operations, the receipt  of
 income from interests in oil  and
 gas  properties.  The Partnership
 knows of no material change,  nor
 does   it  anticipate  any   such
 change.

 Cash  flows provided by operating
 activities   were   approximately
 $172,900  in  the  quarter  ended
 March  31,  2004 as  compared  to
 approximately  $157,800  in   the
 quarter ended March 31, 2003.

 Cash flows (used in) provided  by
 investing activities were  $(300)
 in  the  quarter ended March  31,
 2004 as compared to $2,600 in the
 quarter  ended  March  31,  2003.
 The  principle use  of  the  2004
 cash    flow    from    investing
 activities  was the additions  of
 oil and gas properties.

 Cash   flows  used  in  financing
 activities   were   approximately
 $175,100  in  the  quarter  ended
 March  31,  2004 as  compared  to
 approximately  $95,100   in   the
 quarter  ended  March  31,  2003.
 The   only   use   in   financing
 activities  was the distributions
 to partners.

 Total  distributions  during  the
 quarter ended March 31, 2004 were
 $175,000  of  which $157,500  was
 distributed   to   the    limited
 partners  and  $17,500   to   the
 general  partners.  The per  unit
 distribution to limited  partners
 during  the  quarter ended  March
 31,   2004  was  $11.58.    Total
 distributions during the  quarter
 ended March 31, 2003 were $95,000
 of  which $85,500 was distributed
 to   the  limited  partners   and
 $9,500  to  the general  partner.
 The  per  unit  distribution   to
 limited   partners   during   the
 quarter ended March 31, 2003  was
 $6.29.

 The    sources   for   the   2004
 distributions  of  $175,000  were
 oil   and   gas   operations   of
 approximately  $172,900  and  the
 change  in oil and gas properties
 of approximately $(300), with the
 balance  from available  cash  on
 hand  at  the  beginning  of  the
 period.  The sources for the 2003
 distributions of $95,000 were oil
 and     gas     operations     of
 approximately  $157,800  and  the
 change  in oil and gas properties
 of      approximately     $2,600,
 resulting  in  excess  cash   for
 contingencies    or    subsequent
 distributions.

 Cumulative cash distributions  of
 $9,414,627 have been made to  the
 general and limited partners.  As
 of  March 31, 2004, $8,521,406 or
 $626.76 per limited partner  unit
 has   been  distributed  to   the
 limited partners, representing  a
 100%  return  of the capital  and
 25%     return     on     capital
 contributed.

 As   of   March  31,  2004,   the
 Partnership   had   approximately
 $310,080 in working capital.  The
 Managing General Partner knows of
 no       unusual      contractual
 commitments.     Although     the
 partnership held many  long-lived
 properties at inception,  because
 of  the  restrictions on property
 development   imposed   by    the
 partnership    agreement,     the
 Partnership  cannot  develop  its
 non-producing properties, if any.
 Without   continued  development,
 the  producing reserves  continue
 to  deplete.  Accordingly, as the
 Partnership's   properties   have
 matured  and  depleted,  the  net
 cash  flows  from operations  for
 the   partnership  has   steadily
 declined,  except in  periods  of
 substantially increased commodity
 pricing.      Maintenance      of
 properties   and   administrative
 expenses for the Partnership  are
 increasing      relative       to
 production.   As  the  properties
 continue  to deplete, maintenance
 of  properties and administrative
 costs   as   a   percentage    of
 production   are   expected    to
 continue to increase.

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

 Item 4.  Controls and Procedures

 Disclosure      Controls      and
 Procedures
 As  of  the  three  months  ended
 March  31,  2004,  H.H.  Wommack,
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

 Internal  Control Over  Financial
 Reporting
 There has not been any change  in
 the     Partnership's    internal
 control  over financial reporting
 that  occurred during  the  three
 months ended March 31, 2004  that
 has  materially affected,  or  is
 reasonably  likely to  materially
 affect, it internal control  over
 financial reporting.

                        PART II. - OTHER INFORMATION


 Item 1.   Legal Proceedings

           None

 Item 2.   Changes in Securities

           None

 Item  3.    Defaults Upon  Senior
 Securities

           None

 Item  4.    Submission of  Matter
 to a Vote of Security Holders

           None

 Item 5.   Other Information

           None

 Item  6.    Exhibits and  Reports
 on Form 8-K

                (a)  Exhibits:

                   31.1Rule   13a-
 14(a)/15d-14(a) Certification
                   31.2Rule   13a-
 14(a)/15d-14(a) Certification
                 32.1Certification
 of    Chief   Executive   Officer
 Pursuant  to  18  U.S.C.  Section
 1350, as
                           adopted
 Pursuant  to Section 906  of  the
 Sarbanes-Oxley Act of 2002
                 32.2Certification
 of    Chief   Financial   Officer
 Pursuant  to  18  U.S.C.  Section
 1350, as
                           adopted
 Pursuant  to Section 906  of  the
 Sarbanes-Oxley Act of 2002

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



 SOUTHWEST OIL & GAS

 INCOME FUND VIII-A, L.P.
                                 a
 Delaware limited partnership


                               By:
 Southwest Royalties, Inc.

 Managing General Partner


                               By:
 /s/ Bill E. Coggin
                               ---
 ---------------------------------
 --

 Bill E. Coggin, Vice President
                               and
 Chief Financial Officer


 Date: May 14, 2004

                             SECTI
                             ON
                             302
                             CERTI
                             FICAT
                             ION                              Exhibit 31.1


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

 4.     The   registrant's   other
 certifying officer(s) and  I  are
 responsible for establishing  and
 maintaining  disclosure  controls
 and  procedures  (as  defined  in
 Exchange Act Rules 13a-15(e)  and
 15-15(e))  and  internal  control
 over   financial  reporting   (as
 defined in Exchange Act Rules 13a-
 15(f)   and  15d-15(f)  for   the
 registrant and have:

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


 Date:  May 14, 2004               /s/ H. H. Wommack,
 III
                                   H. H. Wommack, III
                                   Chairman, President
 and Chief Executive Officer
                                   of Southwest
 Royalties, Inc., the
                                   Managing General
 Partner of
                                   Southwest Oil & Gas
 Income Fund VIII-A, L.P.

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

 4.     The   registrant's   other
 certifying officer(s) and  I  are
 responsible for establishing  and
 maintaining  disclosure  controls
 and  procedures  (as  defined  in
 Exchange Act Rules 13a-15(e)  and
 15-15(e))  and  internal  control
 over   financial  reporting   (as
 defined in Exchange Act Rules 13a-
 15(f)   and  15d-15(f)  for   the
 registrant and have:

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


 Date:  May 14, 2004               /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice
 President
                                   and Chief Financial
 Officer of
                                   Southwest Royalties,
 Inc., the
                                   Managing General
 Partner of
                                   Southwest Oil & Gas
 Income Fund VIII-A, L.P.

                                 CERTIFIC
                                   ATION
                                 PURSUANT
                                    TO
                                  Exhibit
                                   32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
                     SECTION 906 OF THE SARBANES-OXLEY
                                ACT OF 2002


       In   connection  with   the
 Quarterly Report of Southwest Oil
 &  Gas  Income Fund VIII-A,  L.P.
 (the "Company") on Form 10-Q  for
 the  period ending March 31, 2004
 as  filed with the Securities and
 Exchange  Commission on the  date
 hereof  (the "Report"),  I,  H.H.
 Wommack,   III,  Chief  Executive
 Officer  of the Managing  General
 Partner  of the Company, certify,
 pursuant  to 18 U.S.C.  1350,  as
 adopted pursuant to  906  of  the
 Sarbanes-Oxley Act of 2002, that:

      (1)  The Report fully complies
         with the requirements of section
         13(a) or 15(d) of the Securities
         Exchange Act of 1934; and

      (2)  The information contained in
         the Report fairly presents, in
         all material respects, the
         financial condition and results
         of operation of the Company.


 Date:  May 14, 2004




 /s/ H.H. Wommack, III
 H. H. Wommack, III
 Chairman, President, Director and
 Chief Executive Officer
    of  Southwest Royalties, Inc.,
 the
   Managing General Partner of
    Southwest  Oil  &  Gas  Income
 Fund VIII-A, L.P.

                                 CERTIFIC
                                   ATION
                                 PURSUANT
                                    TO
                                  Exhibit
                                   32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
                     SECTION 906 OF THE SARBANES-OXLEY
                                ACT OF 2002


       In   connection  with   the
 Quarterly Report of Southwest Oil
 &  Gas  Income Fund VIII-A,  L.P.
 (the "Company") on Form 10-Q  for
 the  period ending March 31, 2004
 as  filed with the Securities and
 Exchange  Commission on the  date
 hereof (the "Report"), I, Bill E.
 Coggin,  Chief Financial  Officer
 of  the  Managing General Partner
 of the Company, certify, pursuant
 to  18  U.S.C.  1350, as  adopted
 pursuant to  906 of the Sarbanes-
 Oxley Act of 2002, that:

      (1)  The Report fully complies
         with the requirements of section
         13(a) or 15(d) of the Securities
         Exchange Act of 1934; and

      (2)  The information contained in
         the Report fairly presents, in
         all material respects, the
         financial condition and results
         of operation of the Company.


 Date:  May 14, 2004




 /s/ Bill E. Coggin
 Bill E. Coggin
 Executive Vice President
   and Chief Financial Officer of
   Southwest Royalties, Inc., the
   Managing General Partner of
    Southwest  Oil  &  Gas  Income
 Fund VIII-A, L.P.