Form 10-Q
period 2004-06-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2004-08-13
CIK 825881

1 of 24

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2004      2003
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  128,938   111,117
  Receivable  from  Managing     220,859   125,868
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          349,797   236,985
                                 --------  --------
                                 ----      ----

Oil  and  gas  properties  -
using the full-
 cost method of accounting       5,347,39  5,342,41
                                 7         3
       Less      accumulated
depreciation,
         depletion       and     5,061,21  5,055,21
amortization                     8         8
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     286,179   287,195
properties
                                 --------  --------
                                 ----      ----
                              $  635,976   524,180
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  1,046     104
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      263,997   253,843
                                 --------  --------
                                 ----      ----
Partners' equity -
 General partner                 10,065    (605)
 Limited partners                360,868   270,838
                                 --------  --------
                                 ----      ----
   Total partners' equity        370,933   270,233
                                 --------  --------
                                 ----      ----
                              $  635,976   524,180
                                 =======   =======

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2004      2003      2004      2003
                                    -----     -----     -----     -----
Revenues
-------------
Oil and gas                     $  433,576   320,809   842,732   749,377
Interest                           271       472       507       628
Other                              -         45        250       46
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   433,847   321,326   843,489   750,051
                                   --------  --------  --------  --------
                                   --        --        --        --
Expenses
-------------
Production                         184,486   166,358   317,116   335,923
General and administrative         31,053    33,949    59,519    60,065
Depreciation,  depletion   and     3,000     2,900     6,000     11,500
amortization
Accretion  of asset retirement     5,077     4,698     10,154    11,702
obligation
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   223,616   207,905   392,789   419,190
                                   --------  --------  --------  --------
                                   --        --        --        --
Net   income  from  continuing     210,231   113,421   450,700   330,361
operations

Results    from   discontinued
operations-
  sale of oil and gas leases -     -         12,053    -         19,843
See Note 4
                                   --------  --------  --------  --------
                                   --        --        --        --
Net  income  before cumulative     210,231   125,474   450,700   350,704
effect

Cumulative effect of change in
accounting
  principle - SFAS No.  143  -     -         -         -         (158,919
See Note 3                                                       )
                                   --------  --------  --------  --------
                                   --        --        --        --
Net income                      $  210,231   125,474   450,700   191,785
                                   ======    ======    ======    ======
Net income allocated to:
 Managing General Partner       $  21,323    12,847    45,670    20,378
                                   ======    ======    ======    ======
 Limited partners               $  188,908   112,627   405,030   171,407
                                   ======    ======    ======    ======
   Per  limited  partner  unit
before discontinued
    operations and  cumulative  $    13.89             29.79     21.82
effect                                       7.48
   Discontinued operations per     -         .80       -         1.31
limited partner unit
     Cumulative   effect   per     -         -         -         (10.52)
limited partner unit
                                   --------  --------  --------  --------
                                   --        --        --        --
  Per limited partner unit      $    13.89             29.79     12.61
                                             8.28
                                   ======    ======    ======    ======

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                            Six Months Ended
                                                June 30,
                                             2004      2003
                                            -----     -----
Cash flows from operating activities:
 Cash received from oil and gas sales   $  748,469   732,592
 Cash paid to suppliers                    (377,363  (380,877
                                           )         )
   Cash   received  from  discontinued     -         20,343
operations
 Interest received                         507       628
 Other                                     250       46
                                           --------  --------
                                           --        --
    Net  cash  provided  by  operating     371,863   372,732
activities
                                           --------  --------
                                           --        --
Cash flows from investing activities:
 Sale of oil and gas properties            -         107,187
 Additions to oil and gas properties       (4,984)   (9,722)
                                           --------  --------
                                           --        --
   Net  cash  (used  in)  provided  by     (4,984)   97,465
investing activities
                                           --------  --------
                                           --        --
Cash    flows   used   in    financing
activities:
 Distributions to partners                 (349,058  (295,040
                                           )         )
                                           --------  --------
                                           --        --
Net   increase   in  cash   and   cash     17,821    175,157
equivalents

Beginning of period                        111,117   56,709
                                           --------  --------
                                           --        --
End of period                           $  128,938   231,866
                                           ======    ======
Reconciliation of net income to net
    cash    provided   by    operating
activities:

Net income                              $  450,700   191,785

Adjustments to reconcile net income to
   net   cash  provided  by  operating
activities:
     Depreciation,    depletion    and     6,000     11,500
amortization
   Accretion   of   asset   retirement     10,154    11,702
obligation
   Cumulative  effect  of  change   in
accounting
  principle - SFAS No. 143                 -         158,919
 Increase in receivables                   (94,263)  (16,785)
 (Decrease) increase in payables           (728)     15,612
                                           --------  --------
                                           --        --
Net   cash   provided   by   operating  $  371,863   372,733
activities
                                           ======    ======
Noncash    investing   and   financing
activities:
  Increase in oil and gas properties -
Adoption
  of SFAS No. 143                       $  -         191,308
                                           ======    ======
  Decrease in oil and gas properties -
SFAS No. 143
  sale of property                      $  -         117,656
                                           ======    ======

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

1.   Organization
     Southwest Oil & Gas Income Fund VIII-A, L.P. was organized under the laws of the state of Delaware on November 30, 1987, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the
     Partnership  Agreement.   The  Partnership  sells  its  oil  and   gas
     production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. a wholly-owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner. Revenues, costs and expenses are allocated as follows:
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2004, and for the three and six months ended June 30, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $191,308, a long term liability of approximately $350,227 and a loss of approximately $158,919 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2004, the asset retirement obligation was $263,997. The increase in the balance from January 1, 2004 is due to accretion expense of $10,154.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

4.   Discontinued Operations - Sale of oil and gas leases
     During the three months ended June 30, 2003, the Partnership sold its interest in certain oil, gas and salt water disposal wells for
     $106,240 sales proceeds and retired $117,655 of asset retirement obligation associated with the properties. Since the Partnership is under the full cost pool method of accounting, the sales proceeds and asset retirement obligation liability were taken against the oil and gas properties asset account and therefore, no gain or loss was recorded  and  shown on the statement of operations  as  part  of  the discontinued operations. Pursuant to the requirements of SFAS No. 144, the historical operating results from these properties have been reported as discontinued operations in the accompanying statements of operations. The following table summarizes certain historical operating information related to the discontinued operations for the three and six months ended June 30, 2003:

                                   Three       Six
                                  months     months
                                   ended      ended
                                    June 30, 2003

         Revenues                $20,247    $34,987
         Net income              12,053     19,843

5.   Change in Control of Managing General Partner
     On May 21, 2004, Clayton Williams Energy, Inc. acquired all the outstanding common stock of Southwest Royalties Inc. through a merger. Clayton Williams Energy, Inc. paid $57.1 million to holders of Southwest Royalties, Inc. common stock and common stock warrants ($45.01 per share) and assumed and refinanced approximately $113.9 million of assumed bank debt at closing.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended June 30, 2004 and 2003:

                               Three Months
                                  Ended         Percenta
                                                   ge
                                 June 30,       Increase
                              2004      2003    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $   36.67              32%
barrel of oil                         27.72
Average  price per  mcf  $    5.94              27%
of gas                                4.66
Oil    production    in     9,890     9,485     4%
barrels
Gas production in mcf       11,930    12,425    (4%)
Oil and gas revenue      $  433,576   320,809   35%
Production expense       $  184,486   166,358   11%
Partnership              $  175,000   200,000   (13%)
distributions
Limited         partner  $  157,500   180,000   (13%)
distributions
Per  unit  distribution
to limited
 partners                $   11.58              (13%)
                                      13.24
Number    of    limited     13,596    13,596
partner units

Revenues

The Partnership's oil and gas revenues increased to $433,576 from $320,809 for the quarters ended June 30, 2004 and 2003, respectively, an increase of 35%. The principal factors affecting the comparison of the quarters ended June 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 by 32%, or $8.96 per barrel, resulting in an increase of approximately $88,600 in revenues. Oil sales represented 84% of total oil and gas sales during the quarter ended June 30, 2004 as compared to 82% during the quarter ended June 30, 2003.

    The average price for a mcf of gas received by the Partnership increased during the same period by 27% or $1.28 per mcf, resulting in an increase of approximately $15,200 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $103,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 405 barrels or 4% during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003, resulting in an increase of approximately $11,200 in revenues.

    Gas production decreased approximately 495 mcf or 4% during the same period, resulting in a decrease of approximately $2,300 in revenues.

    The net total increase in revenues due to the change in production is approximately $8,900.

Costs and Expenses

Total costs and expenses increased to $223,616 from $207,905 for the quarters ended June 30, 2004 and 2003, respectively, an increase of 8%. The increase is a result of an increase in accretion expense, lease operating cost and depletion expense, partially offset by a decrease in general and administrative expense.

1. Lease operating costs and production taxes were 11% higher, or approximately $18,100 more during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. The higher lease operating coast are due to well repair work performed on a well.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 9% or approximately $2,900 during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. The higher general and administrative expense in 2003 is due to legal fees associated with the amendments to the Partnership's December 31, 2002 Annual Report on Form 10-K and March 31, 2003 Quarterly Report on Form 10-Q.

3. Depletion expense increased to $3,000 for the quarter ended June 30, 2004 from $2,900 for the same period in 2003. This represents an increase of 3%. The contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2004, which was $.25 applied to 11,878 BOE as compared to $.25 applied to 11,500 BOE for the same period in 2003.

4.  Accretion  expense increased to $5,077 for the quarter ended  June  30,
    2004  from  $4,698  for the same period in 2003.   This  represents  an
    increase of 8%.

B.  General  Comparison of the Six Month Periods Ended June  30,  2004  and
    2003

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2004 and 2003:

                                     Six Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2004      2003    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    36.03             20%
oil                                        29.91
Average price per mcf of gas  $     5.72             6%
                                           5.42
Oil production in barrels        19,610    20,657    (5%)
Gas production in mcf            23,800    24,300    (2%)
Oil and gas revenue           $  842,732   784,364   7%
Production expense            $  317,116   335,923   (6%)
Partnership distributions     $  350,000   295,000   19%
Limited              partner  $  315,000   265,500   19%
distributions
Per  unit  distribution   to
limited
 Partners                     $    23.17             19%
                                           19.53
Number  of  limited  partner     13,596    13,596
units

Revenues

The Partnership's oil and gas revenues increased to $842,732 from $784,364 for the six months ended June 30, 2004 and 2003, respectively, an increase of 7%. The principal factors affecting the comparison of the six months ended June 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 by 20%, or $6.12 per barrel, resulting in an increase of approximately $120,000 in revenues. Oil sales represented 84% of total oil and gas sales during the six months ended June 30, 2004 as compared to 82% during the six months ended June 30, 2003.

    The average price for a mcf of gas received by the Partnership increased during the same period by 6%, or $.31 per mcf, resulting in an increase of approximately $7,400 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $127,400. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,047 barrels or 5% during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, resulting in a decrease of approximately $31,300 in revenues.

    Gas production decreased approximately 500 mcf or 2% during the same period, resulting in a decrease of approximately $2,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $34,000.

Costs and Expenses

Total costs and expenses decreased to $392,789 from $419,190 for the six months ended June 30, 2004 and 2003, respectively, a decrease of 6%. The decrease is the result of decreases in accretion expense, lease operating cost, general and administrative expense and depletion expense.

1.  Lease   operating  costs  and  production  taxes  were  6%  lower,   or
    approximately $18,800 less during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $500 during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The higher general and administrative expense in 2003 is due to legal fees associated with the amendments to the Partnership's December 31, 2002 Annual Report on Form 10-K and March 31, 2003 Quarterly Report on Form 10-Q.

3. Depletion expense decreased to $6,000 for the six months ended June 30, 2004 from $11,500 for the same period in 2003. This represents a decrease of 48%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the six months ended June 30, 2004, which was $.25 applied to 23,577 BOE as compared to $.46 applied to 24,707 BOE for the same period in 2004.

4. Accretion expense decreased to $10,154 for the six months ended June 30, 2004 from $11,702 for the same period in 2003. This represents a decrease of 13%.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $371,900 in the six months ended June 30, 2004 as compared to approximately $372,700 in the six months ended June 30, 2003.

Cash flows (used in) provided by investing activities were approximately $(5,000) in the six months ended June 30, 2004 as compared to approximately $97,500 in the six months ended June 30, 2003. The principle use of the 2004 cash flow from investing activities was the addition to oil and gas properties.

Cash flows used in financing activities were approximately $349,100 in the six months ended June 30, 2004 as compared to approximately $295,000 in the six months ended June 30, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2004 were $350,000 of which $315,000 was distributed to the limited partners and $35,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2004 was $23.17. Total distributions during the six months ended June 30, 2003 were $295,000 of which $265,500 was distributed to the limited partners and $29,500 to the general partner. The per unit distribution to limited partners during the six months ended June 30, 2003 was $19.53.

The  sources  for  the  2004 distributions of $350,000  were  oil  and  gas operations  of  approximately  $371,900 and  the  change  in  oil  and  gas properties of approximately $(5,000), resulting in excess cash for contingencies or subsequent distributions. The sources for the 2003 distributions  of  $295,000  were oil and gas operations  of  approximately
$372,700 and the net change in oil and gas properties of approximately $97,500, resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $9,589,627 have been made to the general and limited partners. As of June 30, 2004, $8,678,906 or $638.34 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and 28% return on capital contributed.

As of June 30, 2004, the Partnership had approximately $348,800 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

Managing General Partner

On May 21, 2004, Clayton Williams Energy, Inc. acquired all the outstanding common stock of Southwest Royalties Inc. through a merger. Clayton Williams Energy, Inc. paid $57.1 million to holders of Southwest Royalties, Inc. common stock and common stock warrants ($45.01 per share) and assumed and refinanced approximately $113.9 million of assumed bank debt at closing.

Recent Accounting Pronouncements

The EITF is considering two issues related to the reporting of oil and gas mineral rights. Issue No. 03-O, "Whether Mineral Rights Are Tangible or Intangible Assets," is whether or not mineral rights are intangible assets pursuant to SFAS No. 141, "Business Combinations." Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies," is, if oil and gas drilling rights are intangible assets, whether those assets are subject to the classification and disclosure provisions of SFAS No. 142. The Partnership classifies the cost of oil and gas mineral rights as properties and equipment and believes that this is consistent with oil and gas accounting and industry practice. The staff of the FASB has issued a proposed position clarifying that SFAS No. 142 does not supersede the balance sheet classification and disclosure for drilling and mineral rights of oil and gas producing entities within the scope of FASB No. 19. If SFAS No. 142 is determined to apply to oil and gas companies, the Partnership may be required to make certain reclassifications within property and equipment on the balance sheet, and additional disclosures may be required. There would be no effect on the statement of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures
As of the six months ended June 30, 2004, L. Paul Latham, President and Chief Executive Officer of the Managing General Partner, and Mel G. Riggs, Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

     The disclosure controls and procedures of the Partnership were effective in ensuring that information required to be disclosed by the Partnership in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     The disclosure controls and procedures of the Partnership were effective in ensuring that material information required to be disclosed by the Partnership in the report it filed or submitted under the Exchange Act was accumulated and communicated to the Managing General Partner's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

             (b)        Reports on Form 8-K:

                       The  Partnership filed an 8-K on June 3, 2004  under
             Item 1 "Changes in Control of Registrant" and Item 7 "Financial Statements, Pro forma Financial Information and Exhibits."

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND VIII-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner



                                 By: /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer


Date:  August 12, 2004

                    SECTION 302 CERTIFICATION                Exhibit 31.1


I, L. Paul Latham, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Oil & Gas Income Fund VIII-A, L.P.

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

4.The  registrant's other certifying officer(s) and I are  responsible  for establishing  and  maintaining disclosure  controls  and  procedures  (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 12, 2004             /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund VIII-A,
L.P.

                    SECTION 302 CERTIFICATION                Exhibit 31.2


I, Mel G. Riggs, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Oil & Gas Income Fund VIII-A. L.P.,

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

4.The  registrant's other certifying officer(s) and I are  responsible  for establishing  and  maintaining disclosure  controls  and  procedures  (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 12, 2004             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund VIII-A,
L.P.

                         CERTIFICATION PURSUANT TO
                               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund VIII-A, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Latham, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  August 12, 2004




/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund VIII-A, L.P.

                          CERTIFICATION PURSUANT TO
                               Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund VIII-A, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, Mel G. Riggs, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date: August 12, 2004




/s/ Mel G. Riggs
Mel G. Riggs
Vice President and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund VIII-A, L.P.