Form 10-Q
period 2004-09-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2004-11-15
CIK 825881

22 of 23
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                         6 Desta Drive, Suite 6500
                           Midland, Texas 79705

                 (Address of principal executive offices)

                               432-682-6324
                      (Registrant's telephone number,
                           including area code)

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


         The total number of pages contained in this report is 23.


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



                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.


              Southwest Oil and Gas Income Fund VIII-A, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2004      2003
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  152,314   111,117
  Receivable  from  Managing     208,607   125,868
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          360,921   236,985
                                 --------  --------
                                 ----      ----

Oil  and  gas  properties  -
using the full-
 cost method of accounting       5,355,40  5,342,41
                                 7         3
       Less      accumulated
depreciation,
         depletion       and     5,063,83  5,055,21
amortization                     1         8
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     291,576   287,195
properties
                                 --------  --------
                                 ----      ----
                              $  652,497   524,180
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  1,066     104
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      269,074   253,843
                                 --------  --------
                                 ----      ----
Partners' equity -
 General partner                 11,469    (605)
 Limited partners                370,888   270,838
                                 --------  --------
                                 ----      ----
   Total partners' equity        382,357   270,233
                                 --------  --------
                                 ----      ----
                              $  652,497   524,180
                                 =======   =======


              Southwest Oil and Gas Income Fund VIII-A, L.P.
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended    Nine Months
                                                          Ended
                                   September 30,      September 30,
                                   2004      2003     2004     2003
                                  -----     -----     -----    -----
Revenues
-------------
Oil and Gas                   $  443,527   339,578   1,286,2  1,088,9
                                                     59       56
Interest                         291       431       799      1,059
Other                            -         -         250      46
                                 --------  --------  -------  -------
                                 --        --        -----    -----
                                 443,818   340,009   1,287,3  1,090,0
                                                     08       61
                                 --------  --------  -------  -------
                                 --        --        -----    -----
Expenses
------------
Production                       195,256   159,948   512,373  495,872
General and administrative       29,448    28,090    88,967   88,156
Depreciation, depletion and      2,613     3,000     8,613    14,500
amortization
Accretion of asset retirement    5,077     4,701     15,231   16,403
obligation
                                 --------  --------  -------  -------
                                 --        --        -----    -----
                                 232,394   195,739   625,184  614,931
                                 --------  --------  -------  -------
                                 --        --        -----    -----
Net income from continued        211,424   144,270   662,124  475,130
operations

Results from discontinued
operations-
 sale of oil and gas leases -    -         107       -        19,951
See Note 4
                                 --------  --------  -------  -------
                                 --        --        -----    -----
Net income before cumulative     211,424   144,377   662,124  495,081
effects

Cumulative effect of change
in accounting
 principle - SFAS No. 143 -      -         -         -        (158,91
See Note 3                                                    9)
                                 --------  --------  -------  -------
                                 --        --        -----    -----
Net income                    $  211,424   144,377   662,124  336,162
                                 ======    ======    =======  =======
Net income allocated to:
 Managing General Partner     $  21,404    14,738    67,074   35,116
                                 ======    ======    =======  =======
 Limited Partners             $  190,020   129,639   595,050  301,046
                                 ======    ======    =======  =======
  Per limited partner unit
before discontinued
   operations and cumulative  $   13.98
effect                                     9.53      43.77    31.34
  Discontinued operations per         -         .01       -
limited partner unit                                          1.32
  Cumulative effects per              -         -         -   (10.52)
limited partner unit
                                 --------  --------  -------  -------
                                 --        --        -----    -----
  Per limited partner unit    $   13.98
                                           9.54      43.77    22.14
                                 ======    ======    =======  =======

               Southwest Oil and Gas Income Fund VIII-A, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                           Nine Months Ended
                                             September 30,
                                            2004       2003
                                            ----       ----
Cash flows from operating activities
 Cash received from oil and gas sales  $  1,189,269  1,080,704
 Cash paid to suppliers                   (587,089)  (563,930)
 Cash received from discontinued          -          20,451
operations
 Interest received                        799        1,059
 Miscellaneous settlement                 250        46
                                          ---------  ---------
                                          ---        ---
  Net cash provided by operating          603,229    538,330
activities
                                          ---------  ---------
                                          ---        ---
Cash flows from investing activities
 Sale of oil and gas property             -          110,169
 Additions to oil and gas properties      (12,994)   (11,313)
                                          ---------  ---------
                                          ---        ---
  Net cash (used in) provided by          (12,994)   98,856
investing activities
                                          ---------  ---------
                                          ---        ---
Cash flows used in financing
activities
 Distributions to partners                (549,038)  (523,981)
                                          ---------  ---------
                                          ---        ---
Net increase in cash and cash             41,197     113,205
equivalents

 Beginning of period                      111,117    56,709
                                          ---------  ---------
                                          ---        ---
 End of period                         $  152,314    169,914
                                          =======    =======
Reconciliation of net income to net
cash
 provided by operating activities

Net income                             $  662,124    336,162

Adjustments to reconcile net income
to net
 cash provided by operating
activities
 Depreciation, depletion and              8,613      14,500
amortization
 Accretion of asset retirement            15,231     16,403
obligation
 Cumulative effect of change in
accounting
  principle - SFAS No. 143                -          158,919
 Increase in receivables                  (96,990)   (8,252)
 Increase in payables                     14,251     20,598
                                          ---------  ---------
                                          ---        ---
Net cash provided by operating         $  603,229    538,330
activities
                                          =======    =======
Noncash investing and financing
activities;
 Increase in oil and gas properties -
Adoption
  of SFAS No. 143                      $  -          191,308
                                          =======    =======
 Increase in oil and gas properties -
SFAS No. 143
  Additional well due to farmout       $  -          168
arrangement
                                          =======    =======
 Decrease in oil and properties -
SFAS No. 143
  Sale of property                     $  -          117,656
                                          =======    =======
               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

1.   Organization
     Southwest Oil & Gas Income Fund VIII-A, L.P. was organized under the laws of the state of Delaware on November 30, 1987, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the
     Partnership  Agreement.   The  Partnership  sells  its  oil  and   gas
     production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. a wholly owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner. Revenues, costs and expenses are allocated as follows:
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2004, and for the three and nine months ended September 30, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $191,308, a long term liability of approximately $350,227 and a loss of approximately $158,919 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2004, the asset retirement obligation was $269,074. The increase in the balance from January 1, 2004 is due to accretion expense of $15,231.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

4.   Discontinued Operations - Sale of oil and gas leases
     During the three months ended June 30, 2003, the Partnership sold its interest in certain oil, gas and salt water disposal wells for
     $106,240 sales proceeds and retired $117,655 of asset retirement obligation associated with the properties. Since the Partnership is under the full cost pool method of accounting, the sales proceeds and asset retirement obligation liability were taken against the oil and gas properties asset account and therefore, no gain or loss was recorded  and  shown on the statement of operations  as  part  of  the discontinued operations. Pursuant to the requirements of SFAS No. 144, the historical operating results from these properties have been reported as discontinued operations in the accompanying statements of operations. The following table summarizes certain historical operating information related to the discontinued operations for the three and nine months ended September 30, 2003:

                                   Three      Nine
                                  months     months
                                   ended      ended
                                  September 30, 2003

         Revenues                $          $
                                 -          34,987
         Net income              107        19,951

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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


Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended September 30, 2004 and 2003:

                               Three Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2004      2003    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $   41.91              43%
barrel of oil                         29.25
Average  price per  mcf  $    5.69              22%
of gas                                4.67
Oil    production    in     9,204     9,900     (7%)
barrels
Gas production in mcf       10,164    10,700    (5%)
Gross   oil   and   gas  $  443,527   339,578   31%
revenue
Production expense       $  195,256   159,948   22%
Partnership              $  200,000   228,782   (13%)
distributions
Limited         partner  $  180,000   208,782   (14%)
distributions
Per  unit  distribution
to limited
 partners                $   13.24              (14%)
                                      15.36
Number    of    limited     13,596    13,596
partner units

Revenues

The Partnership's oil and gas revenues increased to $443,527 from $339,578 for the quarters ended September 30, 2004 and 2003, respectively, an increase of 31%. The principal factors affecting the comparison of the quarters ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 by 43%, or $12.65 per barrel, resulting in an increase of approximately $116,500 in revenues. Oil sales represented 87% of total oil and gas sales during the quarter ended September 30, 2004 as compared to 85% during the quarter ended September 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 22%, or $1.02 per mcf, resulting in an increase of approximately $10,400 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $126,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 696 barrels or 7% during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003, resulting in a decrease of approximately $20,400 in revenues.

    Gas production decreased approximately 536 mcf or 5% during the same period, resulting in a decrease of approximately $2,500 in revenues.

    The total decrease in revenues due to the change in production is approximately $22,900.

Costs and Expenses

Total costs and expenses increased to $232,394 from $195,739 for the quarters ended September 30, 2004 and 2003, respectively, an increase of 19%. The increase is the result of higher lease operating costs, general and administrative expense and accretion expense, partially offset by a decrease depletion expense.

1. Lease operating costs and production taxes were 22% higher, or approximately $35,300 more during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. Lease operating expenses are up due to well work and surface repairs on one property and surface repairs on another property. An increase in production taxes is the result of higher oil and gas prices.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 5% or approximately $1,400 during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

3. Depletion expense decreased to $2,613 for the quarter ended September 30, 2004 from $3,000 for the same period in 2003. This represents a decrease of 13%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2004, which was $.24 applied to 10,898 BOE as compared to $.26 applied to 11,683 BOE for the same period in 2003.

4. Accretion expense increased to $5,077 for the quarter ended September 30, 2004 from $4,701 for the same period in 2003. This represents an increase of 8%.


B.   General Comparison of the Nine-Month Periods Ended September 30,  2004
and 2003

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2004 and 2003:

                                    Nine Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2004      2003    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    37.91             28%
oil                                        29.70
Average price per mcf of gas  $     5.71             10%
                                           5.19
Oil production in barrels        28,814    30,557    (6%)
Gas production in mcf            33,964    35,000    (3%)
Oil and gas revenue           $  1,286,25  1,088,95  18%
                                 9         6
Production expense            $  512,373   495,872   3%
Partnership distributions     $  550,000   523,782   5%
Limited              partner  $  495,000   474,282   4%
distributions
Per  unit  distribution   to
limited
 partners                     $    36.41             4%
                                           34.88
Number  of  limited  partner     13,596    13,596
units

Revenues

The Partnership's oil and gas revenues increased to $1,286,259 from $1,088,956 for the nine months ended September 30, 2004 and 2003, respectively, an increase of 18%. The principal factors affecting the comparison of the nine months ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 by 28%, or $8.21 per barrel, resulting in an increase of approximately $236,600 in revenues. Oil sales represented 85% of total oil and gas sales during the nine months ended September 30, 2004 as compared to 83% during the nine months ended September 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 10%, or $.53 per mcf, resulting in an increase of approximately $17,900 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $254,500. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 1,743 barrels or 6% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, resulting in a decrease of approximately $51,800 in revenues.

   Gas production decreased approximately 1,036 mcf or 3% during the same period, resulting in a decrease of approximately $5,400 in revenues.

   The total decrease in revenues due to the change in production is approximately $57,200.

Costs and Expenses

Total costs and expenses increased to $625,184 from $614,931 for the nine months ended September 30, 2004 and 2003, respectively, an increase of 2%. The increase is the result higher general and administrative expense and lease operating costs, partially offset by a decrease in depletion expense and accretion expense.

1. Lease   operating  costs  and  production  taxes  were  3%  higher,   or
   approximately $16,500 more during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $800 during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

3. Depletion expense decreased to $8,613 for the nine months ended September 30, 2004 from $14,500 for the same period in 2003. This represents a decrease of 41%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2004, which was $.25 applied to 34,475 BOE as compared to $.40 applied to 36,390 BOE for the same period in 2004. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

4.  Accretion  expense  decreased to $15,231  for  the  nine  months  ended
    September  30,  2004 from $16,403 for the same period  in  2003.   This
    represents a decrease of 7%.






Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $603,200 in the nine months ended September 30, 2004 as compared to approximately $538,300 in the nine months ended September 30, 2003.

Cash flows (used in) provided by investing activities were approximately $(13,000) in the nine months ended September 30, 2004 as compared to approximately $98,900 in the nine months ended September 30, 2003. The principle use of the 2004 cash flow from investing activities was the addition of oil and gas properties.

Cash flows used in financing activities were approximately $549,000 in the nine months ended September 30, 2004 as compared to approximately $524,000 in the nine months ended September 30, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2004 were $550,000 of which $495,000 was distributed to the limited partners and $55,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $36.41. Total distributions during the nine months ended September 30, 2003 were $523,782 of which $474,282 was distributed to the limited partners and $49,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2003 was $34.88.

The  sources  for  the  2004 distributions of $550,000  were  oil  and  gas operations  of  approximately  $603,200 and  the  change  in  oil  and  gas properties of approximately $(13,000), resulting in excess cash for contingencies or subsequent distributions. The sources for the 2003 distributions of $523,782 were oil and gas operations of approximately $538,300 and the change in oil and gas properties of approximately $98,900, resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $9,789,627 have been made to the partners. As of September 30, 2004, $8,858,906 or $651.58 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and 30% return on capital contributed.

As of September 30, 2004, the Partnership had approximately $359,900 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Disclosure Controls and Procedures
As of the nine months ended September 30, 2004, L. Paul Latham, President and Chief Executive Officer of the Managing General Partner, and Mel G. Riggs, Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.


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


Date:  November 15, 2004

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


Date:  November 15, 2004           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund VIII-A,
L.P.


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


Date:  November 15, 2004           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund VIII-A,
L.P.
                         CERTIFICATION PURSUANT TO
                               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund VIII-A, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Latham, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18
U.S.C.   1350,  as  adopted pursuant to  906 of the Sarbanes-Oxley  Act  of
2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  November 15, 2004




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


                          CERTIFICATION PURSUANT TO
                               Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund VIII-A, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mel G. Riggs, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C.
  1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date: November 15, 2004




/s/ Mel G. Riggs
Mel G. Riggs
Vice President and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund VIII-A, L.P.