Form 10-Q
period 2005-06-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2005-08-15
CIK 825881

19

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2005      2004
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  114,991   142,945
  Receivable  from  Managing     284,165   233,781
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          399,156   376,726
                                 --------  --------
                                 ----      ----

Oil  and  gas  properties  -
using the full-
 cost method of accounting       5,359,05  5,364,89
                                 5         5
       Less      accumulated
depreciation,
         depletion       and     5,072,33  5,066,81
amortization                     5         6
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     286,720   298,079
properties
                                 --------  --------
                                 ----      ----
                              $  685,876   674,805
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  1,721     1,305
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      269,152   269,070
                                 --------  --------
                                 ----      ----
Partners' equity -
 General partner                 15,584    13,975
 Limited partners                399,419   390,455
                                 --------  --------
                                 ----      ----
   Total partners' equity        415,003   404,430
                                 --------  --------
                                 ----      ----
                              $  685,876   674,805
                                 =======   =======













                  The accompanying notes are an integral
                    part of these financial statements.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2005      2004      2005      2004
                                    -----     -----     -----     -----
Revenues
-------------
Oil and gas                     $  523,056   433,576   1,012,24  842,732
                                                       4
Interest                           639       271       1,203     507
Other                              -         -         -         250
                                   --------  --------  --------  --------
                                   --        --        -----     --
                                   523,695   433,847   1,013,44  843,489
                                                       7
                                   --------  --------  --------  --------
                                   --        --        -----     --
Expenses
-------------
Production                         150,800   184,486   331,604   317,116
Depreciation,  depletion   and     2,728     3,000     5,519     6,000
amortization
Accretion expense                  3,929     5,077     7,857     10,154
General and administrative         29,111    31,053    57,894    59,519
                                   --------  --------  --------  --------
                                   --        --        -----     --
                                   186,568   223,616   402,874   392,789
                                   --------  --------  --------  --------
                                   --        --        -----     --
Net income                      $  337,127   210,231   610,573   450,700
                                   ======    ======    =======   ======
Net income allocated to:
 Managing General Partner       $  33,985    21,323    61,609    45,670
                                   ======    ======    =======   ======
 Limited partners               $  303,142   188,908   548,964   405,030
                                   ======    ======    =======   ======
  Per limited partner unit      $    22.30             40.38     29.79
                                             13.89
                                   ======    ======    =======   ======






















                  The accompanying notes are an integral
                    part of these financial statements.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                            Six Months Ended
                                                June 30,
                                             2005      2004
                                            -----     -----
Cash flows from operating activities:
 Cash received from oil and gas sales   $  961,861   747,741
 Cash paid to suppliers                    (389,498  (376,635
                                           )         )
 Interest received                         1,203     507
 Other                                     -         250
                                           --------  --------
                                           --        --
    Net  cash  provided  by  operating     573,566   371,863
activities
                                           --------  --------
                                           --        --
Cash    flows   used   in    investing
activities:
 Additions to oil and gas properties       (1,936)   (4,984)
                                           --------  --------
                                           --        --
Cash    flows   used   in    financing
activities:
 Distributions to partners                 (600,000  (350,000
                                           )         )
 Increase in distribution payable          416       942
                                           --------  --------
                                           --        --
    Net   cash   used   in   financing     (599,584  (349,058
activities                                 )         )
                                           --------  --------
                                           --        --

Net  decrease (increase) in  cash  and     (27,954)  17,821
cash equivalents

Beginning of period                        142,945   111,117
                                           --------  --------
                                           --        --
End of period                           $  114,991   128,938
                                           ======    ======
Reconciliation of net income to net
    cash    provided   by    operating
activities:

Net income                              $  610,573   450,700

Adjustments to reconcile net income to
   net   cash  provided  by  operating
activities:
     Depreciation,    depletion    and     5,519     6,000
amortization
 Accretion expense                         7,857     10,154
 Increase in receivables                   (50,383)  (94,991)
                                           --------  --------
                                           --        --
Net   cash   provided   by   operating  $  573,566   371,863
activities
                                           ======    ======










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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2005, and for the three and six months ended June 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

General Comparison of the Quarters Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended June 30, 2005 and 2004:

                               Three Months
                                  Ended         Percenta
                                                   ge
                                 June 30,       Increase
                              2005      2004    (Decreas
                                                   e)
                             -----     -----    --------
                                                   --
Oil    production    in     9,381     9,890     (5%)
barrels
Gas production in mcf       11,291    11,930    (5%)
Total BOE                   11,263              (5%)
                                      11,878
Average    price    per  $   48.03              31%
barrel of oil                         36.67
Average  price per  mcf  $    6.42              8%
of gas                                5.94
Oil and gas revenue      $  523,056   433,576   21%
Production expense       $  150,800   184,486   (18%)
Partnership              $  300,000   175,000   71%
distributions
Limited         partner  $  270,000   157,500   71%
distributions
Per  unit  distribution  $   19.86              72%
to limited partners                   11.58
Number    of    limited     13,596    13,596
partner units

Revenues

The Partnership's oil and gas revenues increased to $523,056 from $433,576 for the quarters ended June 30, 2005 and 2004, respectively, an increase of 21%. The principal factors affecting the comparison of the quarters ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 by 31%, or $11.36 per barrel, resulting in an increase of approximately $106,500 in revenues. Oil sales represented 86% of total oil and gas sales during the quarter ended June 30, 2005 as compared to 84% during the quarter ended June 30, 2004.

The average price for a mcf of gas received by the Partnership increased during the same period by 8% or $.48 per mcf, resulting in an increase of approximately $5,400 in revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $111,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 509 barrels or 5% during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004, resulting in a decrease of approximately $18,700 in revenues.

Gas production decreased approximately 639 mcf or 5% during the same period, resulting in a decrease of approximately $3,800 in revenues.

The total decrease in revenues due to the change in production is approximately $22,500.

Costs and Expenses

Total costs and expenses decreased to $186,568 from $223,616 for the quarters ended June 30, 2005 and 2004, respectively, a decrease of 17%. The decrease is a result of lower accretion expense, lease operating cost, depletion expense and general and administrative expense.

Lease operating costs and production taxes were 18% lower, or approximately $33,700 less during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. The decrease is primarily due to a decrease in lease operating charges allocated to the Partnership.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 6% or approximately $1,900 during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.

Depletion expense decreased to $2,728 for the quarter ended June 30, 2005 from $3,000 for the same period in 2004. This represents a decrease of 9%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2005, which was $.24 applied to 11,263 BOE as compared to $.25 applied to 11,878 BOE for the same period in 2004.

Accretion expense decreased to $3,929 for the quarter ended June 30, 2005 from $5,077 for the same period in 2004. This represents a decrease of 23%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

General Comparison of the Six Month Periods Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2005 and 2004:

                                     Six Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2005      2004    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Oil production in barrels        19,090    19,610    (3%)
Gas production in mcf            22,100    23,800    (7%)
Total BOE                         22,773             (3%)
                                           23,577
Average price per barrel  of  $    46.00             28%
oil                                        36.03
Average price per mcf of gas  $     6.07             6%
                                           5.72
Oil and gas revenue           $  1,012,24  842,732   20%
                                 4
Production expense            $  331,604   317,116   5%
Partnership distributions     $  600,000   350,000   71%
Limited              partner  $  540,000   315,000   71%
distributions
Per  unit  distribution   to  $    39.72             71%
limited partners                           23.17
Number  of  limited  partner     13,596    13,596
units

Revenues

The Partnership's oil and gas revenues increased to $1,012,244 from $842,732 for the six months ended June 30, 2005 and 2004, respectively, an increase of 20%. The principal factors affecting the comparison of the six months ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 by 28%, or $9.98 per barrel, resulting in an increase of approximately $190,400 in revenues. Oil sales represented 87% of total oil and gas sales during the six months ended June 30, 2005 as compared to 84% during the six months ended June 30, 2004.

The average price for a mcf of gas received by the Partnership increased during the same period by 6%, or $.34 per mcf, resulting in an increase of approximately $7,600 in revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $198,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 520 barrels or 3% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, resulting in a decrease of approximately $18,700 in revenues.

Gas production decreased approximately 1,700 mcf or 7% during the same period, resulting in a decrease of approximately $9,700 in revenues.

The total decrease in revenues due to the change in production is approximately $28,400.

Costs and Expenses

Total costs and expenses increased to $402,874 from $392,789 for the six months ended June 30, 2005 and 2004, respectively, an increase of 3%. The increase is the result of higher lease operating cost, partially offset by a decrease in accretion expense, general and administrative expense and depletion expense.

Lease operating costs and production taxes were 5% higher, or approximately $14,500 more during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $1,600 during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Depletion expense decreased to $5,519 for the six months ended June 30, 2005 from $6,000 for the same period in 2004. This represents a decrease of 8%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the six months ended June 30, 2005, which was $.24 applied to 22,773 BOE as compared to $.25 applied to 23,577 BOE for the same period in 2005.

Accretion expense decreased to $7,857 for the six months ended June 30, 2005 from $10,154 for the same period in 2004. This represents a decrease of 23%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $573,600 in the six months ended June 30, 2005 as compared to approximately $371,900 in the six months ended June 30, 2004.

Cash flows used in by investing activities were approximately $1,900 in the six months ended June 30, 2005 as compared to approximately $5,000 in the six months ended June 30, 2004. The principle use of the 2005 cash flow from investing activities was the addition to oil and gas properties.

Cash flows used in financing activities were approximately $599,600 in the six months ended June 30, 2005 as compared to approximately $349,100 in the six months ended June 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2005 were $600,000 of which $540,000 ($39.72 per unit) was distributed to the limited partners and $60,000 to the general partner. Total distributions during the six months ended June 30, 2004 were $350,000 of which $315,000 ($23.17 per unit) was distributed to the limited partners and $35,000 to the general partners.

The  sources  for  the  2005 distributions of $600,000  were  oil  and  gas operations of approximately $573,600 offset by the change in oil and gas properties of approximately $(1,900), with the balance from available cash on hand at the beginning of the period. The sources for the 2004 distributions of $350,000 were oil and gas operations of approximately $371,900 offset by the change in oil and gas properties of approximately $(5,000), resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $10,689,627 have been made to the general and limited partners. As of June 30, 2005, $9,668,906 or $711.16 per limited partner unit has been distributed to the limited partners, representing a 142% of contributed capital.

As of June 30, 2005, the Partnership had approximately $397,400 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  August 12, 2005

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

  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  August 12, 2005             /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund VIII-A,
L.P.

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

  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  August 12, 2005             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund VIII-A,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended June 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund VIII-A, L.P. (the "Company"), hereby certifies that:

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

                                   August 12, 2005


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

                                   August 12, 2005