Form 10-Q
period 2005-09-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2005-11-14
CIK 825881

22
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

              Southwest Oil and Gas Income Fund VIII-A, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2005      2004
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  250,298   142,945
  Receivable  from  Managing     234,499   233,781
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          484,797   376,726
                                 --------  --------
                                 ----      ----

Oil  and  gas  properties  -
using the full-
 cost method of accounting       5,363,99  5,364,89
                                 2         5
       Less      accumulated
depreciation,
         depletion       and     5,075,08  5,066,81
amortization                     6         6
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     288,906   298,079
properties
                                 --------  --------
                                 ----      ----
                              $  773,703   674,805
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  3,971     1,305
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      273,081   269,070
                                 --------  --------
                                 ----      ----
Partners' equity -
 General partner                 24,024    13,975
 Limited partners                472,627   390,455
                                 --------  --------
                                 ----      ----
   Total partners' equity        496,651   404,430
                                 --------  --------
                                 ----      ----
                              $  773,703   674,805
                                 =======   =======













                  The accompanying notes are an integral
                    part of these financial statements.

              Southwest Oil and Gas Income Fund VIII-A, L.P.
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended    Nine Months
                                                          Ended
                                   September 30,      September 30,
                                   2005      2004     2005     2004
                                  -----     -----     -----    -----
Revenues
-------------
Oil and Gas                   $  688,965   443,527   1,701,2  1,286,2
                                                     09       59
Interest                         1,137     291       2,340    799
Other                            -         -         -        250
                                 --------  --------  -------  -------
                                 --        --        -----    -----
                                 690,102   443,818   1,703,5  1,287,3
                                                     49       08
                                 --------  --------  -------  -------
                                 --        --        -----    -----
Expenses
------------
Production                       225,915   195,256   557,519  512,373
Depreciation, depletion and      2,751     2,613     8,270    8,613
amortization
Accretion of asset retirement    3,929     5,077     11,786   15,231
obligation
General and administrative       25,859    29,448    83,753   88,967
                                 --------  --------  -------  -------
                                 --        --        -----    -----
                                 258,454   232,394   661,328  625,184
                                 --------  --------  -------  -------
                                 --        --        -----    -----
Net income                    $  431,648   211,424   1,042,2  662,124
                                                     21
                                 ======    ======    =======  =======
Net income allocated to:
 Managing General Partner     $  43,440    21,404    105,049  67,074
                                 ======    ======    =======  =======
 Limited Partners             $  388,208   190,020   937,172  595,050
                                 ======    ======    =======  =======
  Per limited partner unit    $   28.55
                                           13.98     68.93    43.77
                                 ======    ======    =======  =======






















                  The accompanying notes are an integral
                    part of these financial statements.

               Southwest Oil and Gas Income Fund VIII-A, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                           Nine Months Ended
                                             September 30,
                                            2005       2004
                                            ----       ----
Cash flows from operating activities
 Cash received from oil and gas sales  $  1,700,492  1,203,520
 Cash paid to suppliers                   (641,272)  (601,340)
 Interest received                        2,340      799
 Miscellaneous settlement                 -          250
                                          ---------  ---------
                                          ---        ---
  Net cash provided by operating          1,061,560  603,229
activities
                                          ---------  ---------
                                          ---        ---
Cash flows used in investing
activities
 Additions to oil and gas properties      (6,873)    (12,994)
                                          ---------  ---------
                                          ---        ---
Cash flows used in financing
activities
 Distributions to partners                (950,000)  (550,000)
 Increase in distribution payable         2,666      962
                                          ---------  ---------
                                          ---        ---
 Net cash used in financing               (947,334)  (549,038)
activities
                                          ---------  ---------
                                          ---        ---

Net increase in cash and cash             107,353    41,197
equivalents

 Beginning of period                      142,945    111,117
                                          ---------  ---------
                                          ---        ---
 End of period                         $  250,298    152,314
                                          =======    =======
Reconciliation of net income to net
cash
 provided by operating activities

Net income                             $  1,042,221  662,124

Adjustments to reconcile net income
to net
 cash provided by operating
activities
 Depreciation, depletion and              8,270      8,613
amortization
 Accretion of asset retirement            11,786     15,231
obligation
 Increase in receivables                  (717)      (82,739)
                                          ---------  ---------
                                          ---        ---
Net cash provided by operating         $  1,061,560  603,229
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2005, and for the three and nine months ended September 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

General Comparison of the Quarters Ended September 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended September 30, 2005 and 2004:

                               Three Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2005      2004    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Oil    production    in     10,300    9,204     12%
barrels
Gas production in mcf       9,595     10,164    (6%)
Total BOE                   11,899    10,898    9%
Average    price    per  $   59.40              42%
barrel of oil                         41.91
Average  price per  mcf  $    8.04              41%
of gas                                5.69
Gross   oil   and   gas  $  688,965   443,527   55%
revenue
Production expense       $  225,915   195,256   16%
Partnership              $  350,000   200,000   75%
distributions
Limited         partner  $  315,000   180,000   75%
distributions
Per  unit  distribution  $   23.17              75%
to limited partners                   13.24
Number    of    limited     13,596    13,596
partner units

Revenues

The Partnership's oil and gas revenues increased to $688,965 from $443,527 for the quarters ended September 30, 2005 and 2004, respectively, an increase of 55%. The principal factors affecting the comparison of the quarters ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 by 42%, or $17.49 per barrel, resulting in an increase of approximately $180,100 in revenues. Oil sales represented 89% of total oil and gas sales during the quarter ended September 30, 2005 as compared to 87% during the quarter ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 41%, or $2.35 per mcf, resulting in an increase of approximately $22,500 in revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $202,600. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 1,096 barrels or 12% during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004, resulting in an increase of approximately $45,900 in revenues.

Gas production decreased approximately 569 mcf or 6% during the same period, resulting in a decrease of approximately $3,200 in revenues.

The  net  total  increase in revenues due to the change  in  production  is
approximately  $42,700.   The increase in oil  volumes  is  primarily  from
improved production on two properties.

Costs and Expenses

Total costs and expenses increased to $258,454 from $232,394 for the quarters ended September 30, 2005 and 2004, respectively, an increase of 11%. The increase is the result of higher depletion expense and lease operating costs, partially offset by a decrease in general and administrative expense and accretion expense.

Lease operating costs and production taxes were 16% higher, or approximately $30,700 more during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The increase in lease operating costs are primarily from surface equipment repairs on one property. Production taxes increased from the higher revenues resulting from higher oil and gas prices.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 12% or approximately $3,600 during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The decrease in General and Administrative Expense is primarily due to lower engineering service costs.

Depletion expense increased to $2,751 for the quarter ended September 30, 2005 from $2,613 for the same period in 2004. This represents an increase of 5%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2005, which was $.23 applied to 11,899 BOE as compared to $.24 applied to 10,898 BOE for the same period in 2004.

Accretion expense decreased to $3,929 for the quarter ended September 30, 2005 from $5,077 for the same period in 2004. This represents a decrease of 23%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

General  Comparison of the Nine-Month Periods Ended September 30, 2005  and
2004

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2005 and 2004:

                                    Nine Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2005      2004    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Oil production in barrels        29,390    28,814    2%
Gas production in mcf            31,695    33,964    (7%)
Total BOE                        34,673    34,475    1%
Average price per barrel  of  $    50.70             34%
oil                                        37.91
Average price per mcf of gas  $     6.66             17%
                                           5.71
Oil and gas revenue           $  1,701,20  1,286,25  32%
                                 9         9
Production expense            $  557,519   512,373   9%
Partnership distributions     $  950,000   550,000   73%
Limited              partner  $  855,000   495,000   73%
distributions
Per  unit  distribution   to  $    62.89             73%
limited partners                           36.41
Number  of  limited  partner     13,596    13,596
units

Revenues

The Partnership's oil and gas revenues increased to $1,701,209 from $1,286,259 for the nine months ended September 30, 2005 and 2004, respectively, an increase of 32%. The principal factors affecting the comparison of the nine months ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 by 34%, or $12.79 per barrel, resulting in an increase of approximately $375,900 in revenues. Oil sales represented 88% of total oil and gas sales during the nine months ended September 30, 2005 as compared to 85% during the nine months ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 17%, or $.95 per mcf, resulting in an increase of approximately $30,100 in revenues.

The total increase in revenues due to the change in prices received from oil and gas production is approximately $406,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 576 barrels or 2% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, resulting in an increase of approximately $21,800 in revenues.

Gas production decreased approximately 2,269 mcf or 7% during the same period, resulting in a decrease of approximately $13,000 in revenues.

The net total increase in revenues due to the change in production is approximately $8,800.

Costs and Expenses

Total costs and expenses increased to $661,328 from $625,184 for the nine months ended September 30, 2005 and 2004, respectively, an increase of 6%. The increase is the result higher lease operating costs, partially offset by a decrease in depletion expense , general and administrative expense and accretion expense.

Lease operating costs and production taxes were 9% higher, or approximately $45,100 more during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase in lease operating costs are primarily from surface equipment repairs on one property. Production taxes increased from the higher revenues resulting from higher oil and gas prices.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 6% or approximately $5,200 during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Depletion expense decreased to $8,270 for the nine months ended September 30, 2005 from $8,613 for the same period in 2004. This represents a decrease of 4%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2005, which was $.24 applied to 34,673 BOE as compared to $.25 applied to 34,475 BOE for the same period in 2004.

Accretion  expense decreased to $11,786 for the nine months ended September
30,  2005  from  $15,231 for the same period in 2004.   This  represents  a
decrease of 23%.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $1,061,600 in the nine months ended September 30, 2005 as compared to approximately $603,200 in the nine months ended September 30, 2004.

Cash  flows used in investing activities were approximately $6,900  in  the nine months ended September 30, 2005 as compared to approximately $13,000 in the nine months ended September 30, 2004. The principle use of the 2005 cash flow from investing activities was the addition of oil and gas properties.

Cash flows used in financing activities were approximately $947,300 in the nine months ended September 30, 2005 as compared to approximately $549,000 in the nine months ended September 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2005 were $950,000 of which $855,000 was distributed to the limited partners and $95,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2005 was $62.89. Total distributions during the nine months ended September 30, 2004 were $550,000 of which $495,000 was distributed to the limited partners and $55,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $36.41.

The  sources  for  the  2005 distributions of $950,000  were  oil  and  gas operations  of  approximately $1,061,600 and the  change  in  oil  and  gas properties of approximately $(6,900), resulting in excess cash for contingencies or subsequent distributions. The sources for the 2004 distributions  of  $550,000  were oil and gas operations  of  approximately
$603,200 and the change in oil and gas properties of approximately $(13,000), resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $11,039,627 have been made to the partners and limited partners. As of September 30, 2005, $9,983,906 or $734.33 per limited partner unit has been distributed to the limited partners, representing 147% of capital contributed.

As of September 30, 2005, the Partnership had approximately $480,800 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  November 14, 2005

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


Date:  November 14, 2005           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund VIII-A,
L.P.

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


Date:  November 14, 2005           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund VIII-A,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund VIII-A, L.P. (the "Company"), hereby certifies that:

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

                                   November 14, 2005


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

                                   November 14, 2005