Form 10-Q
period 2006-06-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2006-08-14
CIK 825881

1

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

     Exploratory well. A well drilled to find and produce oil or natural gas reserves in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2006      2005
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------
Current assets:
 Cash and cash equivalents    $  161,686   257,036
  Receivable  from  Managing     301,897   216,176
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          463,583   473,212
                                 --------  --------
                                 ----      ----

Oil  and  gas  properties  -
using the full-
 cost method of accounting       5,418,29  5,421,30
                                 7         8
       Less      accumulated
depreciation,
         depletion       and     5,084,62  5,078,34
amortization                     4         7
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     333,673   342,961
properties
                                 --------  --------
                                 ----      ----
                              $  797,256   816,173
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  -         119
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      364,276   349,677
                                 --------  --------
                                 ----      ----
Partners' equity -
 General partner                 18,611    21,323
 Limited partners                414,369   445,054
                                 --------  --------
                                 ----      ----
   Total partners' equity        432,980   466,377
                                 --------  --------
                                 ----      ----
                              $  797,256   816,173
                                 =======   =======













                  The accompanying notes are an integral
                    part of these financial statements.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2006      2005      2006      2005
                                    -----     -----     -----     -----
Revenues
-------------
Oil and gas                     $  729,631   523,056   1,375,63  1,012,24
                                                       1         4
Interest                           2,280     639       4,186     1,203
                                   --------  --------  --------  --------
                                   --        --        -----     -----
                                   731,911   523,695   1,379,81  1,013,44
                                                       7         7
                                   --------  --------  --------  --------
                                   --        --        -----     -----
Expenses
-------------
Production                         265,188   150,800   427,904   331,604
Depreciation,  depletion   and     3,142     2,728     6,277     5,519
amortization
Accretion expense                  7,571     3,929     14,599    7,857
General and administrative         34,522    29,111    64,434    57,894
                                   --------  --------  --------  --------
                                   --        --        -----     -----
                                   310,423   186,568   513,214   402,874
                                   --------  --------  --------  --------
                                   --        --        -----     -----
Net income                      $  421,488   337,127   866,603   610,573
                                   ======    ======    =======   =======
Net income allocated to:
 Managing General Partner       $  42,463    33,985    87,288    61,609
                                   ======    ======    =======   =======
 Limited partners               $  379,025   303,142   779,315   548,964
                                   ======    ======    =======   =======
  Per limited partner unit      $    27.88     22.30   57.32     40.38
                                   ======    ======    =======   =======






















                  The accompanying notes are an integral
                    part of these financial statements.

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                            Six Months Ended
                                                June 30,
                                             2006      2005
                                            -----     -----
Cash flows from operating activities:
 Cash received from oil and gas sales   $  1,289,91  961,861
                                           0
 Cash paid to suppliers                    (492,338  (389,498
                                           )         )
 Interest received                         4,186     1,203
                                           --------  --------
                                           --        --
    Net  cash  provided  by  operating     801,758   573,566
activities
                                           --------  --------
                                           --        --
Cash flows from investing activities:
 Sale of oil and gas properties            3,011     -
 Additions to oil and gas properties       -         (1,936)
                                           --------  --------
                                           --        --
   Net  cash  provided  by  (used  in)     3,011     (1,936)
investing activities
                                           --------  --------
                                           --        --
Cash flows from financing activities:
 Distributions to partners                 (900,000  (600,000
                                           )         )
  (Decrease)  increase in distribution     (119)     416
payable
                                           --------  --------
                                           --        --
    Net   cash   used   in   financing     (900,119  (599,584
activities                                 )         )
                                           --------  --------
                                           --        --

Net   decrease   in  cash   and   cash     (95,350)  (27,954)
equivalents

Beginning of period                        257,036   142,945
                                           --------  --------
                                           --        --
End of period                           $  161,686   114,991
                                           ======    ======
Reconciliation of net income to net
    cash    provided   by    operating
activities:

Net income                              $  866,603   610,573

Adjustments to reconcile net income to
   net   cash  provided  by  operating
activities:
     Depreciation,    depletion    and     6,277     5,519
amortization
 Accretion expense                         14,599    7,857
 Increase in receivables                   (85,721)  (50,383)
                                           --------  --------
                                           --        --
Net   cash   provided   by   operating  $  801,758   573,566
activities
                                           ======    ======










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

          (2)Administrative costs in any year, which exceed 2% of capital contributions, shall be paid by the Managing General Partner and will be treated as a capital contribution.

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2006, and for the three and six months ended June 30, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Asset Retirement Obligations

     Changes in abandonment obligations for the six months ended June 30, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of year                   $  349,677  269,070
Reduction  of obligations  due  to     -        (7,775)
farmouts
Accretion expense                      14,599   7,857
                                       -------  -------
                                       -------  -----
End of period                       $  364,276  269,152
                                       =======  =======
                                       =

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Southwest Oil & Gas Income Fund VIII-A, L.P. was organized as a Delaware limited partnership on November 30, 1987. The offering of such limited partnership interests began on March 31, 1988, minimum capital requirements were met on July 6, 1988, and the offering concluded on March 31, 1989 with total limited partner contributions of $6,798,000.

The Partnership was formed to acquire interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties are not reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked, or where methods are employed to improve or enable more efficient recovery of oil and gas reserves. The economic life of the Partnership thus depends on the period over which the Partnership's oil and gas reserves are economically recoverable.

Increases or decreases in Partnership revenues and, therefore, distributions to partners, will depend primarily on changes in the prices received for production, changes in volumes of production sold, increases and decreases in lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

                             Three Months Ended
                                  June 30,
                               2006      2005
                              ------    ------
Oil production in            10,007    9,381
barrels
Gas production in mcf        11,277    11,291
Total (BOE)                  11,887    11,263
Average price per barrel  $    65.41
of oil                                 48.03
Average price per mcf of  $     6.66
gas                                    6.42
Partnership               $  500,000   300,000
distributions
Limited partner           $  450,000   270,000
distributions
Per unit distribution to  $    33.10
limited partners                       19.86
Number of limited            13,596    13,596
partner units

Operating Results
The following discussion compares our results for the quarters ended June 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $206,600, of which price variances accounted for a $176,600 increase and production variances accounted for a $30,000 increase.

Production in 2006 (on a BOE basis) was 6% higher than 2005. We increased our oil production in 2006 due primarily to improved performance in two fields. Our gas production was less than 1% lower in 2006 than 2005.

In 2006, our realized oil price was 36% higher than 2005, while our realized gas price was 4% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $13.39 per BOE in 2005 to $22.31 per BOE in 2006. The increase in oil and gas production costs in 2006 was due primarily to rebuilding a tank battery.

Expenses
Depletion on a BOE basis increased 9% in 2006. Comparing 2006 to 2005, depletion expense increased $400, of which rate variances accounted for a $300 increase and production variances accounted for a $100 increase.

Accretion expense increased 93% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 19% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit and tax services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                              Six Months Ended
                                  June 30,
                               2006      2005
                              ------    ------
Oil production in            19,649    19,090
barrels
Gas production in mcf        22,130    22,100
Total (BOE)                  23,337    22,773
Average price per barrel  $    61.90
of oil                                 46.00
Average price per mcf of  $     7.21
gas                                    6.07
Partnership               $  900,000   600,000
distributions
Limited partner           $  810,000   540,000
distributions
Per unit distribution to  $    59.58
limited partners                       39.72
Number of limited            13,596    13,596
partner units

Operating Results
The following discussion compares our results for the six months ended June 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective six months period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $363,400, of which price variances accounted for a $337,500 increase and production variances accounted for a $25,900 increase.

Production  in  2006  (on a BOE basis) was 2% higher than  2005.   Our  oil
production in 2006 was 3% more than 2005 due primarily to improved performance in two fields. Our gas production was less than 1% higher in 2006 than 2005.

In 2006, our realized oil price was 35% higher than 2005, while our realized gas price was 19% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $14.56 per BOE in 2005 to $18.34 per BOE in 2006. The increase in oil and gas production costs in 2006 was due primarily to rebuilding a tank battery.

Expenses
Depletion on a BOE basis increased 11% in 2006. Comparing 2006 to 2005, depletion expense increased $800, of which rate variances accounted for a $600 increase and production variances accounted for a $200 increase.

Accretion expense increased 86% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 11% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit and tax services.

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2006 were $900,000, of which $810,000 was distributed to the limited partners and $90,000 to the general partners. Cumulative cash distributions of $12,339,097 have been made to the general and limited partners as of June 30, 2006. As of June 30, 2006, $11,153,429 or $820.35 per limited partner unit has been distributed to the limited partners, representing 164% of contributed capital.

Texas Margin Taxes

In May 2006, the State of Texas adopted House Bill 3, which modified the state's franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the "Texas Margin Tax") effective with franchise tax reports filed on or after January 1, 2008. The Texas margin Tax is computed by applying the applicable tax rate (1% for the Partnership's business) to the profit margin, which is generally determined by total revenue less either cost of goods sold or compensation as applicable. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") applies to the Texas Margin Tax. However the Partnership has determined that the impact of the Texas Margin Tax on the deferred income tax liabilities of the partnership is insignificant at June 30, 2006. The Partnership may be required to record an income tax provision for the Texas Margin Tax in future periods.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  August 11, 2006

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


Date:  August 11, 2006             /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund VIII-A,
L.P.

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


Date:  August 11, 2006             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund VIII-A,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended June 30, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund VIII-A, L.P. (the "Company"), hereby certifies that:

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

                                   August 11, 2006


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

                                   August 11, 2006