Form 10-Q
period 2006-09-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2006-11-13
CIK 825881

1
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

              Southwest Oil and Gas Income Fund VIII-A, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2006      2005
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------
Current assets:
 Cash and cash equivalents    $  136,969   257,036
  Receivable  from  Managing     278,737   216,176
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          415,706   473,212
                                 --------  --------
                                 ----      ----

Oil  and  gas  properties  -
using the full-
 cost method of accounting       5,427,81  5,421,30
                                 3         8
       Less      accumulated
depreciation,
         depletion       and     5,087,84  5,078,34
amortization                     7         7
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     339,966   342,961
properties
                                 --------  --------
                                 ----      ----
                              $  755,672   816,173
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  -         119
distributions payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      367,785   349,677
                                 --------  --------
                                 ----      ----
Partners' equity -
 General partner                 14,424    21,323
 Limited partners                373,463   445,054
                                 --------  --------
                                 ----      ----
   Total partners' equity        387,887   466,377
                                 --------  --------
                                 ----      ----
                              $  755,672   816,173
                                 =======   =======















                  The accompanying notes are an integral
                    part of these financial statements.

              Southwest Oil and Gas Income Fund VIII-A, L.P.
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended    Nine Months
                                                          Ended
                                   September 30,      September 30,
                                   2006      2005     2006     2005
                                  -----     -----     -----    -----
   Revenues
   -------------
   Oil and gas                $  702,191   688,965   2,077,8  1,701,2
                                                     22       09
   Interest                      1,738     1,137     5,924    2,340
                                 --------  --------  -------  -------
                                 --        --        -----    -----
                                 703,929   690,102   2,083,7  1,703,5
                                                     46       49
                                 --------  --------  -------  -------
                                 --        --        -----    -----
   Expenses
   ------------
   Production                    258,776   225,915   686,680  557,519
   Depreciation, depletion       3,223     2,751     9,500    8,270
   and amortization
   Accretion of asset            7,635     3,929     22,234   11,786
   retirement obligation
   General and administrative    29,388    25,859    93,822   83,753
                                 --------  --------  -------  -------
                                 --        --        -----    -----
                                 299,022   258,454   812,236  661,328
                                 --------  --------  -------  -------
                                 --        --        -----    -----
   Net income                 $  404,907   431,648   1,271,5  1,042,2
                                                     10       21
                                 ======    ======    =======  =======
   Net income allocated to:
   Managing General Partner   $  40,813    43,440    128,101  105,049
                                 ======    ======    =======  =======
   Limited Partners           $  364,094   388,208   1,143,4  937,172
                                                     09
                                 ======    ======    =======  =======
    Per limited partner unit  $   26.78     28.55     84.10     68.93
                                 ======    ======    =======  =======























                  The accompanying notes are an integral
                    part of these financial statements.

               Southwest Oil and Gas Income Fund VIII-A, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                           Nine Months Ended
                                             September 30,
                                            2006       2005
                                            ----       ----
Cash flows from operating activities
 Cash received from oil and gas sales  $  2,015,261  1,700,492
 Cash paid to suppliers                   (784,628)  (641,272)
 Interest received                        5,924      2,340
                                          ---------  ---------
                                          ---        ---
  Net cash provided by operating          1,236,557  1,061,560
activities
                                          ---------  ---------
                                          ---        ---
Cash flows used in investing
activities
 Additions to oil and gas properties      (6,505)    (6,873)
                                          ---------  ---------
                                          ---        ---
Cash flows from financing activities
 Distributions to partners                (1,350,00  (950,000)
                                          0)
 (Decrease) increase in distributions     (119)      2,666
payable
                                          ---------  ---------
                                          ---        ---
 Net cash used in financing               (1,350,11  (947,334)
activities                                9)
                                          ---------  ---------
                                          ---        ---

Net (decrease) increase in cash and       (120,067)  107,353
cash equivalents

 Beginning of period                      257,036    142,945
                                          ---------  ---------
                                          ---        ---
 End of period                         $  136,969    250,298
                                          =======    =======
Reconciliation of net income to net
cash
 provided by operating activities

Net income                             $  1,271,510  1,042,221

Adjustments to reconcile net income
to net
 cash provided by operating
activities

 Depreciation, depletion and              9,500      8,270
amortization
 Accretion of asset retirement            22,234     11,786
obligation
 Settlement of asset retirement
obligations
  for plugged and abandoned wells         (4,126)    -
 Increase in receivables                  (62,561)   (717)
                                          ---------  ---------
                                          ---        ---
Net cash provided by operating         $  1,236,557  1,061,560
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2006, and for the three and nine months ended September 30, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

               Southwest Oil & Gas Income Fund VIII-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Asset Retirement Obligations

     Changes in abandonment obligations for the nine months ended September 30, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of year                   $  349,677  269,070
Reduction  of obligations  due  to     -        (7,775)
farmouts
Settlement   of  obligations   for     (4,126)  -
plugged and abandoned wells
Accretion expense                      22,234   11,786
                                       -------  -------
                                       -------  -----
End of period                       $  367,785  273,081
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

                             Three Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            9,280     10,300
barrels
Gas production in mcf        11,272    9,595
Total (BOE)                  11,159    11,899
Average price per barrel  $    66.08
of oil                                 59.40
Average price per mcf of  $     7.89
gas                                    8.04
Partnership               $  450,000   350,000
distributions
Limited partner           $  405,000   315,000
distributions
Per unit distribution to  $    29.79
limited partners                       23.17
Number of limited            13,596    13,596
partner units

Operating Results
The following discussion compares our results for the quarters ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $13,200, of which price variances accounted for a $60,300 increase and production variances accounted for a $47,100 decrease.

Production in 2006 (on a BOE basis) was 6% lower than 2005.

In 2006, our realized oil price was 11% higher than 2005, while our realized gas price was 2% lower. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $18.99 per BOE in 2005 to $23.19 per BOE in 2006. The increase in oil and gas production costs was due primarily to a workover performed on an injection well.

Expenses
Depletion on a BOE basis increased 25% in 2006. Comparing 2006 to 2005, depletion expense increased $470, of which rate variances accounted for a $640 increase and production variances accounted for a $170 decrease.

Accretion expense increased 94% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 14% higher in 2006 as compared to 2005. The increase in G&A expenses was primarily due to higher engineering and audit services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                             Nine Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            28,929    29,390
barrels
Gas production in mcf        33,402    31,695
Total (BOE)                  34,496    34,673
Average price per barrel  $    63.24
of oil                                 50.70
Average price per mcf of  $     7.44
gas                                    6.66
Partnership               $  1,350,00  950,000
distributions                0
Limited partner           $  1,215,00  855,000
distributions                0
Per unit distribution to  $    89.36
limited partners                       62.89
Number of limited            13,596    13,596
partner units

Operating Results
The following discussion compares our results for the nine months ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective nine-month period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $376,600, of which price variances accounted for a $388,600 increase and production variances accounted for a $12,000 decrease.

Production in 2006 (on a BOE basis) was 1% lower than 2005.

In 2006, our realized oil price was 25% higher than 2005, while our realized gas price was 12% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $16.08 per BOE in 2005 to $19.91 per BOE in 2006. The increase in oil and gas production costs was due primarily to rebuilding a tank battery and performing a workover on an injection well.

Expenses
Depletion on a BOE basis increased 15% in 2006. Comparing 2006 to 2005, depletion expense increased $1,200 due to an increase in rate variances.

Accretion expense increased 89% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 12% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit, tax and engineering services.

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2006 were $1,350,000, of which $1,215,000 was distributed to the limited partners and $135,000 to the general partners. Cumulative cash distributions of $12,789,097 have been made to the general and limited partners as of September 30, 2006. As of September 30, 2006, $11,558,429 or $850.13 per limited partner unit has been distributed to the limited partners, representing 170% of contributed capital.

Texas Margin Taxes

In May 2006, the State of Texas adopted House Bill 3, which modified the state's franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the "Texas Margin Tax") effective with franchise tax reports filed on or after January 1, 2008. The Texas margin Tax is computed by applying the applicable tax rate (1% for the Partnership's business) to the profit margin, which is generally determined by total revenue less either cost of goods sold or compensation as applicable. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") applies to the Texas Margin Tax. However the Partnership has determined that the impact of the Texas Margin Tax on the deferred income tax liabilities of the partnership is insignificant at September 30, 2006. The Partnership may be required to record an income tax provision for the Texas Margin Tax in future periods.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  November 13, 2006

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


Date:  November 13, 2006           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund VIII-A,
L.P.

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


Date:  November 13, 2006           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Oil & Gas Income Fund VIII-A,
L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Oil & Gas Income Fund VIII-A, L.P. (the "Company"), hereby certifies that:

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

                                   November 13, 2006


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

                                   November 13, 2006