Form 10-Q
period 2007-06-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2007-08-13
CIK 825881

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes☒No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

PART I. - FINANCIAL INFORMATION

Item 1.                   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund VIII-A, L.P.
Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$72,184	$85,760
Receivable from Managing General Partner	271,525	303,696
Total current assets	343,709	389,456

Oil and gas properties - using the full-
cost method of accounting	5,663,438	5,602,719
Less accumulated depreciation,
depletion and amortization	5,108,163	5,094,480
Net oil and gas properties	555,275	508,239

	$898,984	$897,695

Liabilities and Partners' Equity

Asset retirement obligation	$635,398	$550,489

Partners' equity:
General partner	4,025	11,019
Limited partners	259,561	336,187

Total partners' equity	263,586	347,206

	$898,984	$897,695

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VIII-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues

Oil and gas	$695,287	$729,631	$1,216,311	$1,375,631
Interest	1,770	2,280	2,849	4,186
	697,057	731,911	1,219,160	1,379,817

Expenses

Production	252,019	265,188	431,109	427,904
Depreciation, depletion and amortization	7,019	3,142	13,683	6,277
Accretion expense	13,946	7,571	26,304	14,599
General and administrative	33,298	34,522	56,684	64,434

	306,282	310,423	527,780	513,214

Net income	$390,775	$421,488	$691,380	$866,603

Net income allocated to:
Managing General Partner	$39,779	$42,463	$70,506	$87,288

Limited partners	$350,996	$379,025	$620,874	$779,315

Per limited partner unit	$25.82	$27.88	$45.67	$57.32

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VIII-A, L.P.
Statements of Cash Flows
(unaudited)

	Six Month Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Cash received from oil and gas sales	$1,127,118	$1,289,910
Cash paid to suppliers	(487,855)	(492,338)
Interest received	2,849	4,186
Miscellaneous settlement	121,364	-
Net cash provided by operating activities	763,476	801,758

Cash flows from investing activities:
Sale of oil and gas properties	-	3,011
Additions to oil and gas properties	(2,052)	-
Net cash (used in) provided by investing activities	(2,052)	3,011

Cash flows from financing activities:
Distributions to partners	(775,000)	(900,000)
Decrease in distribution payable	-	(119)
Net cash used in financing activities	(775,000)	(900,119)

Net decrease in cash and cash equivalents	(13,576)	(95,350)

Beginning of period	85,760	257,036

End of period	$72,184	$161,686

Reconciliation of net income to net
cash provided by operating activities:

Net income	$691,380	$866,603

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	13,683	6,277
Accretion expense	26,304	14,599
Settlement of asset retirement obligations
for plugged and abandoned wells	(62)	-
Decrease (increase) in receivables	32,171	(85,721)

Net cash provided by operating activities	$763,476	$801,758

Noncash investing and financing activities:

Increase in oil and gas properties – SFAS No. 143	$58,667	$-

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

(2)	Administrative costs in any year, which exceed 2% of capital contributions, shall be paid by the Managing General Partner and will be treated as a capital contribution.

2.            Summary of Significant Accounting Policies
The interim financial information as of June 30, 2007, and for the three and six months ended June 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the six months ended June 30, 2007 and 2006 are as follows:

	2007	2006
Beginning of year	$550,489	$349,677
Additional abandonment obligations from additional interest in wells	58,667	-
Reduction of obligations due to plugged and abandoned wells	(62)	-
Accretion expense	26,304	14,599
End of period	$635,398	$364,276

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months ended
	June 30,
	2007	2006
Oil production in barrels	9,879	10,007
Gas production in mcf	11,545	11,277
Total (BOE)	11,803	11,887
Average price per barrel of oil	$61.05	$65.41
Average price per mcf of gas	$7.98	$6.66
Partnership distributions	$475,000	$500,000
Limited partner distributions	$427,500	$450,000
Per unit distribution to limited partners	$31.44	$33.10
Number of limited partner units	13,596	13,596

Operating Results
The following discussion compares our results for the quarters ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $34,344, of which price variances accounted for a $27,756 decrease and production variances accounted for a $6,588 decrease.

Production in 2007 (on a BOE basis) was 1% lower than 2006.  Oil production decreased 1% in 2007 and gas production was 2% higher in 2007 than 2006.

In 2007, our realized oil price was 7% lower than 2006, while our realized gas price was 20% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $22.31 per BOE in 2006 to $21.35 per BOE in 2007.  The decrease in oil and gas production costs in 2007 was due primarily to rebuilding a tank battery in 2006.

Expenses
Depletion on a BOE basis increased 125% in 2007.  Comparing 2007 to 2006, depletion expense decreased $3,877, of which rate variances accounted for a $3,899 increase and production variances accounted for a $22 decrease.

Accretion expense increased 84% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 4% lower in 2007 as compared to 2006.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2007	2006
Oil production in barrels	18,046	19,649
Gas production in mcf	20,960	22,130
Total (BOE)	21,539	23,337
Average price per barrel of oil	$58.35	$61.90
Average price per mcf of gas	$7.79	$7.21
Partnership distributions	$775,000	$900,000
Limited partner distributions	$697,500	$810,000
Per unit distribution to limited partners	$51.30	$59.58
Number of limited partner units	13,596	13,596

Operating Results
The following discussion compares our results for the six months ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective six months period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $159,319, of which price variances accounted for a $51,671 decrease and production variances accounted for a $107,648 decrease.

Production in 2007 (on a BOE basis) was 8% lower than 2006.  Our oil production in 2007 was 8% less than 2006 and gas production was 5% lower in 2007 than 2006.

In 2007, our realized oil price was 6% lower than 2006, while our realized gas price was 8% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $18.34 per BOE in 2006 to $20.01 per BOE in 2007.  The increase in oil and gas production costs in 2007 was due primarily to higher salt water disposal costs in one field.

Expenses
Depletion on a BOE basis increased 136% in 2007.  Comparing 2007 to 2006, depletion expense increased $7,406, of which rate variances accounted for a $7,890 increase and production variances accounted for a $484 decrease.

Accretion expense increased 80% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 12% lower in 2007 due primarily to lower postage, tax preparation fees and engineering fees.

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2007 were $775,000, of which $697,500 was distributed to the limited partners and $77,500 to the general partners.  Cumulative cash distributions of $13,939,097 have been made to the general and limited partners as of June 30, 2007.  As of June 30, 2007, $12,593,429 or $926.26 per limited partner unit has been distributed to the limited partners, representing 185% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Oil & Gas Income Fund VIII-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 9, 2007