Form 10-Q
period 2007-09-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2007-11-13
CIK 825881

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund VIII-A, L.P.
Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$64,121	$85,760
Receivable from Managing General Partner	364,817	303,696
Total current assets	428,938	389,456

Oil and gas properties - using the full-
cost method of accounting	5,663,418	5,602,719
Less accumulated depreciation,
depletion and amortization	5,114,644	5,094,480
Net oil and gas properties	548,774	508,239

	$977,712	$897,695

Liabilities and Partners' Equity

Asset retirement obligation	$649,649	$550,489

Partners' equity:
General partner	11,121	11,019
Limited partners	316,942	336,187

Total partners' equity	328,063	347,206

	$977,712	$897,695

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VIII-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues

Oil and gas	$756,719	$702,191	$1,973,030	$2,077,822
Interest	1,308	1,738	4,157	5,924
	758,027	703,929	1,977,187	2,083,746

Expenses

Production	265,860	258,776	696,969	686,680
Depreciation, depletion and amortization	6,481	3,223	20,164	9,500
Accretion expense	14,251	7,635	40,555	22,234
General and administrative	31,959	29,388	88,642	93,822

	318,551	299,022	846,330	812,236

Net income	$439,476	$404,907	$1,130,857	$1,271,510

Net income allocated to:

Managing General Partner	$44,596	$40,813	$115,102	$128,101

Limited partners	$394,880	$364,094	$1,015,755	$1,143,409

Per limited partner unit	$29.04	$26.78	$74.71	$84.10

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VIII-A, L.P.
Statements of Cash Flows
(unaudited)

	Nine Month Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Cash received from oil and gas sales	$1,790,545	$2,015,261
Cash paid to suppliers	(785,673)	(784,628)
Interest received	4,157	5,924
Miscellaneous settlement with general partner	121,364	-
Net cash provided by operating activities	1,130,393	1,236,557

Cash flows used in investing activities:
Additions to oil and gas properties	(2,032)	(6,505)

Cash flows from financing activities:
Distributions to partners	(1,150,000)	(1,350,000)
Decrease in distribution payable	-	(119)
Net cash used in financing activities	(1,150,000)	(1,350,119)

Net decrease in cash and cash equivalents	(21,639)	(120,067)

Beginning of period	85,760	257,036

End of period	$64,121	$136,969

Reconciliation of net income to net
cash provided by operating activities:

Net income	$1,130,857	$1,271,510

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	20,164	9,500
Accretion expense	40,555	22,234
Settlement of asset retirement obligations
for plugged and abandoned wells	(62)	(4,126)
Increase in receivables	(61,121)	(62,561)

Net cash provided by operating activities	$1,130,393	$1,236,557

Noncash investing and financing activities:

Increase in oil and gas properties – SFAS No. 143	$58,667	$-

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

2.            Summary of Significant Accounting Policies
The interim financial information as of September 30, 2007, and for the three and nine months ended September 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the nine months ended September 30, 2007 and 2006 are as follows:

	2007	2006
Beginning of year	$550,489	$349,677
Additional abandonment obligations from additional interest in wells	58,667	-
Settlement of obligations for plugged and abandoned wells	(62)	(4,126)
Accretion expense	40,555	22,234
End of period	$649,649	$367,785

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months ended
	September 30,
	2007	2006
Oil production in barrels	9,597	9,280
Gas production in mcf	9,307	11,272
Total (BOE)	11,148	11,159
Average price per barrel of oil	$71.83	$66.08
Average price per mcf of gas	$7.23	$7.89
Partnership distributions	$375,000	$450,000
Limited partner distributions	$337,500	$405,000
Per unit distribution to limited partners	$24.82	$29.79
Number of limited partner units	13,596	13,596

Operating Results
The following discussion compares our results for the quarters ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales increased $54,528, of which price variances accounted for a $49,084 increase and production variances accounted for a $5,444 increase.

Production in 2007 (on a BOE basis) was less than 1% lower than 2006.  Oil production increased 3% in 2007 and gas production was 17% lower in 2007 than 2006 due primarily to production decline in one field.

In 2007, our realized oil price was 9% higher than 2006, while our realized gas price was 8% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $23.19 per BOE in 2006 to $23.85 per BOE in 2007.

Expenses
Depletion on a BOE basis increased 101% in 2007.  Comparing 2007 to 2006, depletion expense increased $3,258, of which rate variances accounted for a $3,261 increase and production variances accounted for a $3 decrease.

Accretion expense increased 87% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 9% higher in 2007 as compared to 2006.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2007	2006
Oil production in barrels	27,643	28,929
Gas production in mcf	30,267	33,402
Total (BOE)	32,688	34,496
Average price per barrel of oil	$63.03	$63.24
Average price per mcf of gas	$7.62	$7.44
Partnership distributions	$1,150,000	$1,350,000
Limited partner distributions	$1,035,000	$1,215,000
Per unit distribution to limited partners	$76.13	$89.36
Number of limited partner units	13,596	13,596

Operating Results
The following discussion compares our results for the nine months ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective nine-month period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $104,792, of which price variances accounted for a $154 decrease and production variances accounted for a $104,638 decrease.

Production in 2007 (on a BOE basis) was 5% lower than 2006.  Oil production decreased 4% in 2007 and gas production was 9% lower in 2007 than 2006, due to normal production declines.

In 2007, our realized oil price was less than 1% lower than 2006, while our realized gas price was 2% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $19.91 per BOE in 2006 to $21.32 per BOE in 2007.

Expenses
Depletion on a BOE basis increased 124% in 2007.  Comparing 2007 to 2006, depletion expense increased $10,664, of which rate variances accounted for a $11,162 increase and production variances accounted for a $498 decrease.

Accretion expense increased 82% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 6% lower in 2007 as compared to 2006.

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2007 were $1,150,000, of which $1,035,000 was distributed to the limited partners and $115,000 to the general partners.  Cumulative cash distributions of $14,314,097 have been made to the general and limited partners as of September 30, 2007.  As of September 30, 2007, $12,930,929 or $951.08 per limited partner unit has been distributed to the limited partners, representing 190% of contributed capital.

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

Settlement with General Partner
Southwest Royalties Inc. formed a redevelopment plan for the NR Colby B water flood in 1997. The development included drilling 5 additional wells, converting 7 wells to injection, drilling 2 water supply wells, workover of 4 producers, and upgrading injection and production facilities at an estimated cost of $1,547,500.  An outside consultant advised that a fair farm out arrangement would be for SWRI to pay all the costs of the development in return for 90% of the limited partnerships’ interest in the property.  The project started in December 1997 with the ownership change effective January 1, 1998. Upon seeing a precipitous decline in oil prices in 1998 the project was cancelled after converting two wells to injection and performing a workover on one well. To satisfy the inequity that resulted from the assignment of the full 90% interest without performing all the planned development activities, SWRI assigned the 90% earned interest back to the partnership effective January 1, 2007 and paid $121,364 to the partnership for the difference between the amount paid and the pre-farm-out interest amount for years 1998 through 2006 less the development cost incurred plus interest.  Accordingly $121,364 was recognized as other income in the fourth quarter of 2006.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Oil & Gas Income Fund VIII-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 13, 2007