Form 10-K
period 2007-12-31
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2008-03-28
CIK 825881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)
☒           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes	☒ No

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

Principal Products, Marketing and Distribution
The Partnership has acquired and holds working interests in oil and gas properties located in Texas.  All activities of the Partnership are confined to the continental United States.  During 2007, 88% of the Partnership’s revenues were derived from the sale of oil production and 12% were derived from gas production.  All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business.  The Partnership believes that the loss of any of its purchasers would not have a material adverse affect on its results of operations due to the availability of other purchasers.

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

Regulation
Generally.  The Partnership’s oil and gas production and related operations are subject to extensive rules and regulations promulgated by federal, state and local agencies. Failure to comply with such rules and regulations can result in substantial penalties. Because such rules and regulations are frequently amended or reinterpreted, the Partnership is unable to predict the future cost or impact of complying with such laws. Although the regulatory burden on the oil and gas industry increases the Partnership cost of doing business and, consequently, affects the Partnership’s profitability, these burdens generally do not affect the Partnership any differently or to any greater or lesser extent than they affect others in the Partnership’s industry with similar types, quantities and locations of production.

Regulations affecting production.  All of the states in which the Partnership conducts business generally require permits for drilling operations, require drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas.  Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the spacing, plugging and abandonment of such wells, restrictions on venting or flaring natural gas and requirements regarding the ratability of production.

These laws and regulations may limit the amount of oil and natural gas the Partnership can produce from its wells and may limit the number of wells or the locations at which the Partnership can drill.  Moreover, many states impose a production or severance tax with respect to the production and sale of oil and natural gas within their jurisdiction. States do not generally regulate wellhead prices or engage in other, similar direct economic regulation of production, but there can be no assurance they will not do so in the future.

In the event the Partnership conducts operations on federal, state or Indian oil and natural gas leases, its operations may be required to comply with additional regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and on-site security regulations and other appropriate permits issued by the Bureau of Land Management (“BLM”) or other relevant federal or state agencies.

Regulations affecting sales.  The sales prices of oil, natural gas liquids and natural gas are not presently regulated, but rather are set by the market.  The Partnership cannot predict, however, whether new legislation to regulate the price of energy commodities might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the underlying properties.

Under the Energy Policy Act of 2005, the Federal Energy Regulatory Commission (“FERC”) possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation of natural gas by “any entity.” The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act.  With regard to its physical purchases and sales of natural gas, natural gas liquids and crude oil, its gathering of these energy commodities, and any related hedging activities that the Partnership undertakes, the Partnership is required to observe these anti-market manipulation laws and related regulations enforced by FERC and/or the CFTC.  These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties.  Should the Partnership violate the anti-market manipulation laws and regulations, the Partnership could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

The price the Partnership receives from the sale of oil and natural gas liquids is affected by the cost of transporting those products to market.  The FERC regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas the Partnership produces, as well as the revenues the Partnership receives for sales of such production.  The price and terms of access to pipeline transportation are subject to extensive federal and state regulation.  The FERC is continually proposing and implementing new rules and regulations affecting interstate transportation.   These initiatives also may affect the intrastate transportation of natural gas under certain circumstances.  The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. The Partnership does not believe that it will be affected by any such FERC action in a manner materially differently than other natural gas producers in its areas of operation.

Interstate transportation rates for oil, natural gas liquids and other products is also regulated by the FERC.  The FERC has established an indexing system for such transportation, which allows such pipelines to take an annual inflation-based rate increase.  The Partnership is not able to predict with any certainty what effect, if any, these regulations will have on the Partnership, but, other factors being equal, the regulations may, over time, tend to increase transportation costs which may have the effect of reducing wellhead prices for oil and natural gas liquids.

Environmental Matters
The Partnership operations pertaining to oil and gas exploration, production and related activities are subject to numerous and constantly changing federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may require the acquisition of certain permits prior to or in connection with the Partnership’s operations, restrict or prohibit the types, quantities and concentration of substances that the Partnership can release into the environment, restrict or prohibit activities that could impact wetlands, endangered or threatened species or other protected areas or natural resources, require some degree of remedial action to mitigate pollution from former operations, such as pit cleanups and plugging abandoned wells, and impose substantial liabilities for pollution resulting from its operations.  Such laws and regulations may substantially increase the cost of the Partnership’s operations and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon the Partnership’s capital expenditures, earnings, or competitive position.  Violation of these laws and regulations could result in significant fines or penalties.  The Partnership has experienced accidental spills, leaks and other discharges of contaminants at some of its properties, as have other similarly situated oil and gas companies, and some of the properties that the Partnership has acquired, operated or sold, or in which the Partnership may hold an interest but not operational control, may have past or ongoing contamination for which the Partnership may be held responsible.  The Partnership’s environmental insurance coverage may not fully insure all of these risks. Although the costs of remedying such conditions may be significant, the Partnership does not believe these costs would have a material adverse impact on the Partnership’s financial condition and operations.

The Partnership believes that it is in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2008.  The Partnership does not believe that it will be required to incur any material capital expenditures to comply with existing environmental requirements.  Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the Partnership’s operations, as well as the oil and gas industry in general.  For instance, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or clean-up requirements could have a material adverse impact on the Partnership’s operations.

Hazardous Substances.  The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment.  These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred.  Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  The Partnership is able to control directly the operation of only those wells with respect to which the Partnership acts as operator.  Notwithstanding its lack of direct control over wells operated by others, the failure of an operator of a property owned by the Partnership to comply with applicable environmental regulations may, in certain circumstances, be attributed to the Partnership.  The Partnership is not aware of any liabilities for which it may be held responsible that would materially and adversely affect the Partnership.

Waste Handling.  The Resource Conservation and Recovery Act (“RCRA”), and analogous state laws, impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid wastes.  RCRA specifically excludes drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy from regulation as hazardous wastes. However, these wastes may be regulated by the U.S. Environmental Protection Agency (“EPA”) or state agencies as solid wastes.  Moreover, many ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes. Although the costs of managing hazardous waste may be significant, the Partnership does not believe that its costs in this regard are materially more burdensome than those for similarly situated companies.

Air Emissions.  The Federal Clean Air Act and comparable state laws and regulations impose restrictions on emissions of air pollutants from various industrial sources, including compressor stations and natural gas processing facilities, and also impose various monitoring and reporting requirements.  Such laws and regulations may require that the Partnership obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limits, or utilize specific emission control technologies to limit emissions.  The Partnership’s failure to comply with these requirements could subject the Partnership to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions.  Capital expenditures for air pollution equipment may be required in connection with maintaining or obtaining operating permits and approvals relating to air emissions at facilities owned or operated by the Partnership. The Partnership does not believe that its operations will be materially adversely affected by any such requirements.

Water Discharges.  The Federal Water Pollution Control Act (“Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States.  The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency.  Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.  In addition, the United States Oil Pollution Act of 1990 (“OPA”) and similar legislation enacted in Texas, Louisiana and other coastal states impose oil spill prevention and control requirements and significantly expand liability for damages resulting from oil spills.  OPA imposes strict and, with limited exceptions, joint and several liabilities upon each responsible party for oil spill response and removal costs and a variety of public and private damages.

Global Warming and Climate Change.  In response to recent studies suggesting that emissions of carbon dioxide and certain other gases may be contributing to warming of the Earth’s atmosphere, the current session of the U.S. Congress is considering adoption of climate change-related legislation that would restrict emissions of “greenhouse gases.”  One bill recently approved by the Senate Committee on Environment and Public Works would require a 70% reduction in emissions of greenhouse gases from sources within the United States between 2012 and 2050.  In addition, at least 20 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  In California, for example, the California Global Warming Solutions Act of 2006 requires the California Air Resources Board to adopt regulations by 2012 that will achieve an overall reduction in greenhouse gas emissions from all sources in California of 25% by 2020.  Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate carbon dioxide and other greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases.

Depending on the legislation or regulatory program that may be adopted to address emissions of greenhouse gases, the Partnership could be required to reduce greenhouse gas emissions resulting from its operations or the Partnership could be required to purchase and surrender allowances for greenhouse gas emissions associated with its operations or the oil and gas the Partnership produces.  Although the Partnership would not be impacted to a greater degree than other similarly situated producers of oil and gas, a stringent greenhouse gas control program could have an adverse effect on its cost of doing business and could reduce demand for the oil and gas the Partnership produces.

OSHA and Other Laws and Regulation.  The Partnership is subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, EPA community right-to-know regulations under the Title III of CERCLA and similar state statutes require that the Partnership organize and/or disclose information about hazardous materials used or produced in its operations. The Partnership believes that it is in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

Claims are sometimes made or threatened against companies engaged in oil and gas exploration, production and related activities by owners of surface estates, adjoining properties or others alleging damages resulting from environmental contamination and other incidents of operations. Limited partners should be aware that the assessment of liability associated with environmental liabilities is not always correlated to the value of a particular project.  Accordingly, liability associated with the environment under local, state, or federal regulations, particularly clean-ups under CERCLA, can exceed the value of the Partnership’s investment in the associated site.

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
In general, the volume of production from an oil and gas property declines as reserves related to that property are depleted. The decline rates depend upon reservoir characteristics. The implied life of the Partnership’s proved reserves at December 31, 2007 is approximately 15.8 years, based on 2007 production levels.

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

Item 1B.                  Unresolved Staff Comments

Not applicable.

Item 2.                     Properties

As of December 31, 2007, the Partnership possessed an interest in oil and gas properties located in Glasscock, Pecos, Stonewall, Ward, Winkler and Yoakum Counties of Texas.  These properties consist of various interests in approximately 79 wells and units.

Reserves

The following table sets forth certain information as of December 31, 2007 with respect to the Partnership’s estimated proved oil and gas reserves pursuant to SEC guidelines and standardized measure of discounted future net cash flows.

	Proved Developed		Proved	Total
	Producing	Nonproducing	Undeveloped	Proved
Oil (Bbls)	635,000	-	3,000	638,000
Gas (Mcf)	397,000	-	3,000	400,000
Total (BOE)	701,000	-	4,000	705,000

Standardized measure of discounted
future net cash flows				$17,159,000

The following table sets forth certain information as of December 31, 2007 regarding the Partnership’s proved oil and gas reserves for certain significant fields.

	Proved Reserves
			Total Oil	Percent of
	Oil	Gas	Equivalent	Total Oil
	(Bbls)	(Mcf)	(BOE)	Equivalent
Block D	324,000	-	324,000	46.0%
Hendrick	97,000	25,000	101,000	14.3%
Collie	75,000	114,000	94,000	13.3%
Scott	70,000	142,000	94,000	13.3%
Other	72,000	119,000	92,000	13.1%
Total	638,000	400,000	705,000	100.0%

The estimates of proved reserves at December 31, 2007 and the standardized measure of discounted future net cash flows were derived from a report prepared by Ryder Scott Company, L.P., petroleum consultants.  These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of the Partnership’s proved reserves and the standardized measure of discounted future net cash flows set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices.  The average prices utilized for the purposes of estimating the Partnership’s proved reserves and the standardized measure of discounted future net cash flows as of December 31, 2007 were $91.81 per Bbl of oil and natural gas liquids and $7.83 per Mcf of gas, as compared to $56.41 per Bbl of oil and $5.23 per Mcf of gas as of December 31, 2006.

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

Item 4.                     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2007 through the solicitation of proxies or otherwise.

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

Number of Limited Partner Interest Holders
As of December 31, 2007, there were 441 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article IV, Section 4.01 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a quarterly basis.  "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined in the sole discretion of the Managing General Partner."  During 2007, distributions were made totaling $1,650,000, with $1,485,000 ($109.22 per unit) distributed to the limited partners and $165,000 to the general partner.

Issuer Purchases of Equity Securities
After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership in accordance with the obligations set forth in the partnership agreement. The pricing mechanism used to calculate the repurchase is based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented in the sole discretion of the Managing General Partner.  However, the Managing General Partner's obligation to purchase limited partner units under the partnership agreement is limited to an annual expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners.  The following table sets forth certain information regarding purchases of limited partnership units by the Managing General Partner during the year of 2007.

Total Number
	of Units	Average Price
Period	Purchased	Paid Per Unit
January 2007	-	$-
February 2007	-	-
March 2007	-	-
April 2007	179	350.42
May 2007	-	-
June 2007	-	-
July 2007	12	330.29
August 2007	-	-
September 2007	-	-
October 2007	-	-
November 2007	-	-
December 2007	20	314.75
TOTALS	211	$345.89

Item 6.                     Selected Financial Data

The following selected financial data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 should be read in conjunction with the financial statements included in Item 8:

	Years ended December 31,
	2007	2006	2005	2004	2003
Revenues	$2,963,475	$2,761,552	$2,355,901	$1,832,578	$1,420,356

Income from continuing operations	1,707,720	1,605,829	1,411,417	984,197	541,818

Results from discontinued operations	-	-	-	-	19,951

Income before cumulative effect
of accounting change	1,707,720	1,605,829	1,411,417	984,197	561,769

Net income	1,707,720	1,605,829	1,411,417	984,197	402,850

Partners' share of net income :

General partner	173,545	162,196	142,295	99,580	41,985

Limited partners	1,534,175	1,443,633	1,269,122	884,617	360,865

Limited partners' income per
unit before discontinued operations
and cumulative effect of accounting
change	112.84	106.18	93.35	65.06	35.74

Discontinued operations per
limited partner unit	-	-	-	-	1.32

Limited partners' net income per unit	112.84	106.18	93.35	65.06	26.54

Limited partners' cash
distributions per unit	109.22	114.19	89.33	56.27	43.52

Total assets	$1,069,131	$897,695	$816,173	$674,805	$524,180

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

	Year Ended December 31,
	2007	2006	2005
Oil production in barrels	37,663	37,825	39,319
Gas production in mcf	42,507	42,071	41,636
Total (BOE)	44,748	44,837	46,258
Average price per barrel of oil	$69.48	$61.52	$52.01
Average price per mcf of gas	$8.03	$7.27	$7.37
Partnership distributions	$1,650,000	$1,725,000	$1,349,470
Limited partner distributions	$1,485,000	$1,552,500	$1,214,523
Per unit distribution to limited partners	$109.22	$114.19	$89.33
Number of limited partner units	13,596	13,596	13,596

Operating Results
The following discussion compares our results for the year ended December 31, 2007 to the two previous years.  All references to 2007, 2006 and 2005 within this section refer to the respective annual periods.

Oil and gas operating results
Oil and gas prices remained high compared to the previous two years.  Comparing 2007 to 2006, oil and gas sales increased $325,258, of which price variances accounted for a $332,055 increase and production variances accounted for a $6,797 decrease.  Comparing 2006 to 2005, oil and gas sales increased $281,100, of which price variances accounted for a $355,600 increase and production variances accounted for a $74,500 decrease.

Production in 2007 (on a BOE basis) was less than 1% lower than 2006 and 3% lower than 2005.  Our oil production was less than 1% lower in 2007 due primarily to three wells that were shut-in in February 2007 for salt water disposal well repairs.  Our gas production was 1% higher in 2007 than 2006.

In 2007, our realized oil price was 13% higher than 2006 and 34% higher than 2005, while our realized gas price was 10% higher than 2006 and 9% higher than 2005.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $22.06 per BOE in 2006 and $17.39 per BOE in 2005 to $23.46 per BOE in 2007.  The increase in oil and gas production costs in 2007 was due primarily to subsurface repairs and increased salt water disposal cost on a well.

Depletion on a BOE basis increased 72% from 2006 and 149% from 2005.  Comparing 2007 to 2006, depletion expense increased $11,593, of which rate variances accounted for a $11,625 increase and production variances accounted for a $32 decrease. Comparing 2006 to 2005, depletion expense increased $4,600, of which rate variances accounted for a $5,000 increase and production variances accounted for a $400 decrease.  Depletion rates are a function of net capitalized costs and estimated reserve quantities.  The rates for 2008 are expected to be similar to the 2007 rates.

General and administrative (“G&A”) expenses were 2% higher than 2006 and 11% higher than 2005.

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

Liquidity and Capital Resources
Partnership distributions during the year ended December 31, 2007 were $1,650,000, of which $1,485,000 was distributed to the limited partners and $165,000 to the general partner.  Cumulative cash distributions of $14,814,097 have been made to the general and limited partners as of December 31, 2007.  As of December 31, 2007, $13,380,929 or $984.18 per limited partner unit has been distributed to the limited partners, representing 197% of contributed capital.

Our primary source of cash from operating activities is our oil and gas sales, net of production costs.  Cash flow provided by operating activities for 2007 was 12% higher than 2006 due to the combined effects of several drivers.  The positive benefits of a 12% increase in oil and gas sales, driven primarily by higher oil prices, were offset in part by increases in production costs.  Our only use in financing activities is the distribution to partners which was 4% lower than 2006.

As of December 31, 2007, the Partnership had approximately $458,100 in working capital.  The Managing General Partner knows of no unusual contractual commitments.  Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any.  Without continued development, the producing reserves continue to deplete.  Accordingly, as the Partnership’s properties have matured and depleted, the net cash flows from operations for the Partnership have steadily declined, except in periods of substantially increased commodity pricing.  Maintenance of properties and administrative expenses for the Partnership are increasing relative to production.  As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Partners
Southwest Oil & Gas Income Fund VIII-A, L.P.
(A Delaware Limited Partnership)

We have audited the accompanying balance sheets of Southwest Oil & Gas Income Fund VIII-A, L.P. (the “Partnership”) as of December 31, 2007 and 2006, and the related statements of operations, changes in partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Oil & Gas Income Fund VIII-A, L.P. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Dallas, Texas
March 28, 2008

Southwest Oil & Gas Income Fund VIII-A, L.P.
(a Delaware limited partnership)
Balance Sheets

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$112,867	$85,760
Receivable from Managing General Partner	345,275	303,696
Total current assets	458,142	389,456

Oil and gas properties - using the full-
cost method of accounting	5,733,195	5,602,719
Less accumulated depreciation,
depletion and amortization	5,122,206	5,094,480

Net oil and gas properties	610,989	508,239
	$1,069,131	$897,695

Liabilities and Partners' Equity

Asset retirement obligation	$664,205	$550,489

Partners' equity:
General partner	19,564	11,019
Limited partners	385,362	336,187

Total partners' equity	404,926	347,206

	$1,069,131	$897,695

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VIII-A, L.P.
(a Delaware limited partnership)
Statements of Operations

	Years ended December 31,
	2007	2006	2005
Revenues
Oil and gas revenue	$2,958,115	$2,632,857	$2,351,713
Interest income	5,360	7,331	4,188
Other	-	121,364	-
	2,963,475	2,761,552	2,355,901

Expenses
Production	1,049,891	989,235	804,553
Depreciation, depletion and amortization	27,726	16,133	11,531
Accretion expense	55,111	30,032	17,394
General and administrative	123,027	120,323	111,006
	1,255,755	1,155,723	944,484

Net income	$1,707,720	$1,605,829	$1,411,417

Net income allocated to:

Managing General Partner	$173,545	$162,196	$142,295

Limited partners	$1,534,175	$1,443,633	$1,269,122

Per limited partner unit	$112.84	$106.18	$93.35

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VIII-A, L.P.
(a Delaware limited partnership)
Statements of Changes in Partners' Equity
Years ended December 31, 2007, 2006 and 2005

	General	Limited
	Partner	Partners	Total
Balance at December 31, 2004	$13,975	$390,455	$404,430

Net income	142,295	1,269,122	1,411,417

Distributions	(134,947)	(1,214,523)	(1,349,470)

Balance at December 31, 2005	21,323	445,054	466,377

Net income	162,196	1,443,633	1,605,829

Distributions	(172,500)	(1,552,500)	(1,725,000)

Balance at December 31, 2006	11,019	336,187	347,206

Net income	173,545	1,534,175	1,707,720

Distributions	(165,000)	(1,485,000)	(1,650,000)

Balance at December 31, 2007	$19,564	$385,362	$404,926

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VIII-A, L.P.
(a Delaware limited partnership)
Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Cash received from oil and gas sales	$2,795,172	$2,666,701	$2,369,318
Cash paid for production expense, administrative
fees and general and administrative overhead	(1,172,980)	(1,113,684)	(915,559)
Interest received	5,360	7,331	4,188
Miscellaneous settlement	121,364	-	-

Net cash provided by operating activities	1,748,916	1,560,348	1,457,947

Cash flows from investing activities:
Additions to oil and gas properties	(71,809)	(6,505)	-
Sale of equipment	-	-	6,800

Net cash (used in) provided by investing activities	(71,809)	(6,505)	6,800

Cash flows from financing activities:
Distributions to partners	(1,650,000)	(1,725,000)	(1,349,470)
Decrease in distributions payable	-	(119)	(1,186)

Net cash used in financing activities	(1,650,000)	(1,725,119)	(1,350,656)

Net increase (decrease) in cash and cash equivalents	27,107	(171,276)	114,091

Beginning of year	85,760	257,036	142,945

End of year	$112,867	$85,760	$257,036

Reconciliation of net income to net
cash provided by operating activities:

Net income	$1,707,720	$1,605,829	$1,411,417

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	27,726	16,133	11,531
Accretion expense	55,111	30,032	17,394
Settlement of asset retirement obligations
for plugged and abandoned wells	(62)	(4,126)	-
(Increase) decrease in receivables	(41,579)	(87,520)	17,605

Net cash provided by operating activities	$1,748,916	$1,560,348	$1,457,947

Noncash investing and financing activities:
Increase (decrease) in oil and gas properties –
SFAS No. 143	$58,667	$174,906	$(63,213)

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of December 31, 2007, 2006 and 2005 the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Gas Balancing
The Partnership utilizes the sales method of accounting for gas-balancing arrangements.  Under this method the Partnership recognizes sales revenue on all gas sold.  As of December 31, 2007 and 2006, there were no significant amounts of imbalance in terms of units or value.

Income Taxes
No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes, the Partnership's tax basis in its net oil and gas properties at December 31, 2007 and 2006 is $487,645 and $268,627 less than, respectively, that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Partnership maintains its cash at one financial institution.

Number of Limited Partner Units
As of December 31, 2007, 2006 and 2005, there were 13,596 limited partner units outstanding held by 441, 450 and 464 partners.

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

Changes in abandonment obligations for 2007 and 2006 are as follows:

	2007	2006
Beginning of year	$550,489	$349,677
Additional abandonment obligations from new wells	58,667	-
Reduction of obligations due to wells plugged and abandoned	(62)	(4,126)
Accretion expense	55,111	30,032
Revisions of previous estimates	-	174,906
End of year	$664,205	$550,489

Southwest Oil & Gas Income Fund VIII-A, L.P.
(a Delaware limited partnership)

Notes to Financial Statements

4.	Commitments and Contingent Liabilities
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

As of December 31, 2007, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon the Partnership’s financial condition and operations.  However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance.  The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Partnership's properties.

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
A significant portion of the oil and gas properties in which the Partnership has an interest are purchased from and operated by the Managing General Partner.  As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $135,800, $135,900 and $118,600 for the years ended December 31, 2007, 2006 and 2005 respectively.  In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

Southwest Royalties, Inc., the Managing General Partner, was paid $98,400 during 2007, 2006 and 2005 as an administrative fee for indirect general and administrative overhead expenses. The administrative fees are included in general and administrative expense on the statement of operations.

Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $345,300 and $303,700 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2007 and 2006, respectively.

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

The Partnership's interest in proved oil and gas reserves is as follows:

	Oil (bbls)	Gas (mcf)
Total Proved -

January 1, 2005	512,000	420,000

Revisions of previous estimates	96,000	50,000
Production from continuing operations	(39,000)	(42,000)

December 31, 2005	569,000	428,000

Revisions of previous estimates	(52,000)	(15,000)
Production from continuing operations	(38,000)	(42,000)

December 31, 2006	479,000	371,000

Revisions of previous estimates	197,000	73,000
Production from continuing operations	(38,000)	(43,000)

December 31, 2007	638,000	401,000

Proved developed reserves -

December 31, 2005	566,000	425,000
December 31, 2006	476,000	367,000
December 31, 2007	635,000	398,000

Net revisions of 209,000 BOE in 2007 consisted of approximately 40,000 BOE additional reserves from the assignment of additional interest in the NR Colby B and approximately 15,000 BOE of upward revisions attributable to the effects of higher product prices on the estimated quantities of proved reserves, and upward revisions of approximately 154,000 BOE attributable to well performance primarily from properties in the Block D Field of West Texas.  Net revisions of 55,000 BOE in 2006 consisted of approximately 51,000 BOE of downward revisions attributable to the effects of lower product prices on the estimated quantities of proved reserves, and downward revisions of approximately 4,000 BOE attributable to well performance primarily from properties in the Collie Field of West Texas.

Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The standardized measure as of December 31, 2007, 2006 and 2005 reflects an average oil price of $91.81, $56.41 and $57.28 per barrel, respectively.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage.  The standardized measure as of December 31, 2007, 2006 and 2005 reflects an average natural gas price of $7.83, $5.23 and $10.74 per Mcf, respectively.

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2007, 2006 and 2005 is presented below:

	2007	2006	2005
Future cash inflows	$61,757,000	$28,970,000	$37,202,000
Production, development and abandonment costs	25,096,000	14,748,000	16,002,000
Future net cash flows	36,661,000	14,222,000	21,200,000
10% annual discount for estimated
timing of cash flows	19,502,000	6,642,000	11,024,000
Standardized measure of discounted
future net cash flows	$17,159,000	$7,580,000	$10,176,000

Changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Sales of oil and gas produced, net of production costs	$(1,908,000)	$(1,644,000)	$(1,547,000)
Changes in prices and production costs	6,361,000	(2,056,000)	3,908,000
Changes of production rates (timing) and others	(724,000)	850,000	(433,000)
Revisions of previous quantities estimates	5,092,000	(764,000)	1,658,000
Accretion of discount	758,000	1,018,000	599,000
Discounted future net cash flows -
Beginning of year	7,580,000	10,176,000	5,991,000
End of year	$17,159,000	$7,580,000	$10,176,000

Southwest Oil & Gas Income Fund VIII-A, L.P.
(a Delaware limited partnership)

Notes to Financial Statements

7.	Selected Quarterly Financial Results – (unaudited)

	Quarter
	First	Second	Third	Fourth
2007:
Total revenues	$522,103	$697,057	$758,027	$986,288
Total expenses	221,496	306,282	318,551	409,426
Net income	$300,607	$390,775	$439,476	$576,862

Net income per limited partners unit	$19.85	$25.82	$29.04	$38.13

	Quarter
	First	Second	Third	Fourth
2006:
Total revenues	$647,905	$731,911	$703,929	$677,807
Total expenses	202,790	310,423	299,022	343,488
Net income	$445,115	$421,488	$404,907	$334,319

Net income per limited partners unit	$29.44	$27.88	$26.78	$22.08

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

Internal Control Over Financial Reporting
Management designed our internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and

provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

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

CLAYTON W. WILLIAMS, age 76, is Chairman of the Board and a director of the Managing General Partner, having served in this capacity since May 2004.  Mr. Williams also serves as Chairman of the Board, President, Chief Executive Officer and a director of CWEI.

L. PAUL LATHAM, age 56, is President, Chief Executive Officer and a director of the Managing General Partner, having served in this capacity since May 2004.  Mr. Latham also serves as Executive Vice President, Chief Operating Officer and a director of CWEI.

MEL G. RIGGS, age 53, is Vice President, Chief Financial Officer, Treasurer and a director of the Managing General Partner, having served in this capacity since May 2004.  Mr. Riggs also serves as Senior Vice President and Chief Financial Officer of CWEI.

RANDY HOWARD, age 52, is Vice President – of the Managing General Partner, having served in this capacity since March 2006.

ROBERT C. LYON, age 71, is Vice President – Gas Gathering and Marketing of the Managing General Partner, having served in this capacity since May 2004.  Mr. Lyon also serves as Vice President – Gas Gathering and Marketing of CWEI.

T. MARK TISDALE, age 51, is Vice President and Secretary of the Managing General Partner, having served in this capacity since May 2004.  Mr. Tisdale also serves as Vice President and General Counsel of CWEI.

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

Item 11.                   Executive Compensation

The Partnership does not employ any directors, executive officers or employees.  The Managing General Partner receives an administrative fee for the management of the Partnership.  The Managing General Partner received $98,400 during 2007, 2006 and 2005 as an annual administrative fee.  The executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by Southwest.  The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests, other than the Managing General Partner.

Through repurchase offers to the limited partners, the Managing General Partner owns 5,031.5 limited partner units, a 33.3% limited partner interest.  The Managing General Partner's total percentage interest ownership in the Partnership is 43.3%.

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

Item 13.                   Certain Relationships and Related Transactions, and Director Independence

In 2007, the Managing General Partner received $98,400 as an administrative fee.  This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances, the Managing General Partner and its affiliates may be working interest owners in an oil and gas property in which the Partnership also has a working interest.  Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $135,800 for administrative overhead attributable to operating such properties during 2007.

The terms of the above transaction are similar to ones, which would have been obtained through arm’s length negotiations with unaffiliated third parties.

Item 14.                   Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Partnership’s annual financial statements for the years ended December 31, 2007 and 2006 and fees billed for other services rendered by KPMG during those periods.

For the Year Ended December 31,	2007	2006

Audit Fees	$16,932	$15,084
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

TOTAL	$16,932	$15,084

The Audit Committee of CWEI reviewed and approved, in advance, all audit and non-audit services provided by KPMG LLP.

Part IV

Item 15.                   Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements:

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

Southwest Oil & Gas Income Fund VIII-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	March 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Clayton W Williams	/s/ L. Paul Latham
Clayton W. Williams, Chairman of the Board	L. Paul Latham, President and a Director
and a Director

Date: March 28, 2008	Date: March 28, 2008

/s/ Mel G. Riggs
Mel G. Riggs, Vice President – Finance,
Treasurer and a Director

Date: March 28, 2008