Form 10-Q
period 2008-06-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2008-08-14
CIK 825881

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund VIII-A, L.P.
Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,690	$112,867
Receivable from Managing General Partner	813,630	345,275
Total current assets	911,320	458,142

Oil and gas properties - using the full-
cost method of accounting	5,602,004	5,733,195
Less accumulated depreciation,
depletion and amortization	5,134,483	5,122,206
Net oil and gas properties	467,521	610,989

	$1,378,841	$1,069,131

Liabilities and Partners' Equity

Asset retirement obligation	$551,333	$664,205

Partners' equity:
General partner	63,050	19,564
Limited partners	764,458	385,362
Total partners' equity	827,508	404,926

	$1,378,841	$1,069,131

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VIII-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues

Oil and gas	$1,367,871	$695,287	$2,452,823	$1,216,311
Interest	515	1,770	1,289	2,849
	1,368,386	697,057	2,454,112	1,219,160

Expenses

Production	362,605	252,019	581,006	431,109
Depreciation, depletion and amortization	4,840	7,019	12,277	13,683
Accretion expense	8,595	13,946	19,801	26,304
General and administrative	37,170	33,298	68,446	56,684

	413,210	306,282	681,530	527,780

Net income	$955,176	$390,775	$1,772,582	$691,380

Net income allocated to:
Managing General Partner	$96,002	$39,779	$178,486	$70,506

Limited partners	$859,174	$350,996	$1,594,096	$620,874

Per limited partner unit	$63.19	$25.82	$117.25	$45.67

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VIII-A, L.P.
Statements of Cash Flows
(unaudited)

	Six Month Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Cash received from oil and gas sales	$1,984,468	$1,127,118
Cash paid to suppliers	(649,452)	(487,855)
Interest received	1,289	2,849
Miscellaneous settlement	-	121,364
Net cash provided by operating activities	1,336,305	763,476

Cash flows used in investing activities:
Additions to oil and gas properties	(1,482)	(2,052)

Cash flows used in financing activities:
Distributions to partners	(1,350,000)	(775,000)

Net decrease in cash and cash equivalents	(15,177)	(13,576)

Beginning of period	112,867	85,760

End of period	$97,690	$72,184

Reconciliation of net income to net
cash provided by operating activities:

Net income	$1,772,582	$691,380

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	12,277	13,683
Accretion expense	19,801	26,304
Settlement of asset retirement obligations
for plugged and abandoned wells	-	(62)
(Increase) decrease in receivables	(468,355)	32,171

Net cash provided by operating activities	$1,336,305	$763,476

Noncash investing and financing activities:

(Decrease) increase in oil and gas properties – SFAS No. 143	$(132,673)	$58,667

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

2.              Summary of Significant Accounting Policies
The interim financial information as of June 30, 2008, and for the three and six months ended June 30, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the six months ended June 30, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$664,205	$550,489
Additional abandonment obligations from additional interest in wells	-	58,667
Reduction of obligations due to plugged and abandoned wells	-	(62)
Additional abandonment obligations from new wells	3,779	-
Revisions of estimates	(136,452)	-
Accretion expense	19,801	26,304
End of period	$551,333	$635,398

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

Oil and Gas Properties
Oil and gas properties are accounted for at cost under the full-cost method.  The Partnership’s capitalized costs of all evaluated properties (including costs of unsuccessful drilling efforts) within each cost center are amortized on the unit-of-production basis using total proved reserves for that cost center.  All cost centers for these Partnerships are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months ended
	June 30,
	2008	2007
Oil production in barrels	10,243	9,879
Gas production in mcf	9,118	11,545
Total (BOE)	11,763	11,803
Average price per barrel of oil	$123.02	$61.05
Average price per mcf of gas	$11.82	$7.98
Partnership distributions	$700,000	$475,000
Limited partner distributions	$630,000	$427,500
Per unit distribution to limited partners	$46.34	$31.44
Number of limited partner units	13,596	13,596

Operating Results
The following discussion compares our results for the quarters ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $672,584, of which price variances accounted for a $669,737 increase and production variances accounted for a $2,847 increase.

Production in 2008 (on a BOE basis) was less than 1% lower than 2007.  Oil production increased 4% in 2008. Gas production was 21% lower in 2008 than 2007 due primarily to production decline in one field.

In 2008, our realized oil price was 102% higher than 2007, while our realized gas price was 48% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $21.35 per BOE in 2007 to $30.83 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to surface repairs on a saltwater disposal well, subsurface repairs on an oil well, and surface repairs and subsurface repairs on an oil well.  Also contributing to the increase was higher production taxes resulting from then higher commodity prices.

Expenses
Depletion on a BOE basis decreased 31% in 2008.  Comparing 2008 to 2007, depletion expense decreased $2,179, of which rate variances accounted for a $2,155 decrease and production variances accounted for a $24 decrease.

Accretion expense decreased 38% in 2008 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 12% higher in 2008 due primarily to increases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2008	2007
Oil production in barrels	19,959	18,046
Gas production in mcf	21,431	20,960
Total (BOE)	23,531	21,539
Average price per barrel of oil	$111.14	$58.35
Average price per mcf of gas	$10.94	$7.79
Partnership distributions	$1,350,000	$775,000
Limited partner distributions	$1,215,000	$697,500
Per unit distribution to limited partners	$89.36	$51.30
Number of limited partner units	13,596	13,596

Operating Results
The following discussion compares our results for the six months ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective six months period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $1,236,512, of which price variances accounted for a $1,121,211 increase and production variances accounted for a $115,301 increase.

Production in 2008 (on a BOE basis) was 9% higher than 2007.  Oil production increased 11% in 2008 due primarily to three wells that were shut-in in February 2007 for saltwater disposal well repairs. Gas production was 2% higher in 2008 than 2007.

In 2008, our realized oil price was 90% higher than 2007, while our realized gas price was 40% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $20.01 per BOE in 2007 to $24.69 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to surface repairs on a saltwater disposal well and surface and subsurface repairs on two oil wells.

Expenses
Depletion on a BOE basis decreased 18% in 2008.  Comparing 2008 to 2007, depletion expense decreased $1,406, of which rate variances accounted for a $2,671 decrease and production variances accounted for a $1,265 increase.

Accretion expense decreased 25% in 2008 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 21% higher in 2008 due primarily to increases in professional fees.

Texas Margin Taxes
In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas margin Tax is computed by applying the applicable tax rate (1% for the Partnership’s business) to the profit margin, which is generally determined by total revenue less either cost of goods sold or compensation as applicable. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”) applies to the Texas Margin Tax. However the Partnership believes, based on its interpretation, that the Texas Margin Tax does not apply to the Partnership because it qualifies under the passive entity exclusion.  Since no partner owns more than 50%.  If any partner were to increase its total ownership interest in the Partnership to more than 50% the Partnership would become subject to the Texas Margin Tax.

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

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2008 were $1,350,000, of which $1,215,000 was distributed to the limited partners and $135,000 to the general partners.  Cumulative cash distributions of $16,164,097 have been made to the general and limited partners as of June 30, 2008.  As of June 30, 2008, $14,595,929 or $1,073.55 per limited partner unit has been distributed to the limited partners, representing 215% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Oil & Gas Income Fund VIII-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 14, 2008