Form 10-Q
period 2008-09-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2008-11-14
CIK 825881

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund VIII-A, L.P.
Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,198	$112,867
Receivable from Managing General Partner	538,002	345,275
Total current assets	633,200	458,142

Oil and gas properties - using the full-
cost method of accounting	5,663,084	5,733,195
Less accumulated depreciation,
depletion and amortization	5,140,428	5,122,206
Net oil and gas properties	522,656	610,989

	$1,155,856	$1,069,131

Liabilities and Partners' Equity

Asset retirement obligation	$563,747	$664,205

Partners' equity:
General partner	40,104	19,564
Limited partners	552,005	385,362
Total partners' equity	592,109	404,926

	$1,155,856	$1,069,131

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VIII-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues

Oil and gas	$1,148,968	$756,719	$3,601,791	$1,973,030
Interest	667	1,308	1,956	4,157
	1,149,635	758,027	3,603,747	1,977,187

Expenses

Production	367,104	265,860	948,111	696,969
Depreciation, depletion and amortization	5,945	6,481	18,222	20,164
Accretion expense	12,379	14,251	32,180	40,555
General and administrative	29,605	31,959	98,051	88,642

	415,033	318,551	1,096,564	846,330

Net income	$734,602	$439,476	$2,507,183	$1,130,857

Net income allocated to:

Managing General Partner	$74,055	$44,596	$252,540	$115,102

Limited partners	$660,547	$394,880	$2,254,643	$1,015,755

Per limited partner unit	$48.58	$29.04	$165.83	$74.71

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VIII-A, L.P.
Statements of Cash Flows
(unaudited)

	Nine Month Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Cash received from oil and gas sales	$3,409,064	$1,790,545
Cash paid to suppliers	(1,046,162)	(785,673)
Interest received	1,956	4,157
Miscellaneous settlement with general partner	-	121,364
Net cash provided by operating activities	2,364,858	1,130,393

Cash flows used in investing activities:
Additions to oil and gas properties	(62,527)	(2,032)

Cash flows used in financing activities:
Distributions to partners	(2,320,000)	(1,150,000)

Net decrease in cash and cash equivalents	(17,669)	(21,639)

Beginning of period	112,867	85,760

End of period	$95,198	$64,121

Reconciliation of net income to net
cash provided by operating activities:

Net income	$2,507,183	$1,130,857

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	18,222	20,164
Accretion expense	32,180	40,555
Settlement of asset retirement obligations
for plugged and abandoned wells	-	(62)
Increase in receivables	(192,727)	(61,121)

Net cash provided by operating activities	$2,364,858	$1,130,393

Noncash investing and financing activities:

(Decrease) increase in oil and gas properties – SFAS No. 143	$(132,638)	$58,667

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

2.              Summary of Significant Accounting Policies
The interim financial information as of September 30, 2008, and for the three and nine months ended September 30, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

         Changes in abandonment obligations for the nine months ended September 30, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$664,205	$550,489
Revisions of estimates	(136,417)	-
Additional abandonment obligations from new wells	3,779	58,667
Settlement of obligations for plugged and abandoned wells	-	(62)
Accretion expense	32,180	40,555
End of period	$563,747	$649,649

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

Oil and Gas Properties
The Partnership uses the full cost method of accounting for its oil and gas producing activities.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves are capitalized.  Depletion is provided using the unit-of production method based upon estimates of proved oil and gas reserves.  The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage value.  All of the Partnership’s oil and gas properties are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	September 30,
	2008	2007
Oil production in barrels	9,019	9,597
Gas production in mcf	11,536	9,307
Total (BOE)	10,942	11,148
Average price per barrel of oil	$113.23	$71.83
Average price per mcf of gas	$11.08	$7.23
Partnership distributions	$970,000	$375,000
Limited partner distributions	$873,000	$337,500
Per unit distribution to limited partners	$64.21	$24.82
Number of limited partner units	13,596	13,596

Operating Results
The following discussion compares our results for the quarters ended September 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Revenues
Comparing 2008 to 2007, oil and gas sales increased $392,249, of which price variances accounted for a $417,645 increase and production variances accounted for a $25,396 decrease.

Production in 2008 (on a BOE basis) was 2% lower than 2007.  Oil production decreased 6% in 2008. Gas production was 24% higher in 2008 than 2007 due primarily to reactivation of a well and improved production on a well.

In 2008, our realized oil price was 58% higher than 2007, while our realized gas price was 53% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $23.85 per BOE in 2007 to $33.55 per BOE in 2008.  The increase in oil and gas production costs was due primarily to the increase in lease operating expenses on four wells.  Also contributing to the increase was higher production taxes resulting from higher commodity prices.

Depletion on a BOE basis decreased 7% in 2008.  Comparing 2008 to 2007, depletion expense decreased $536, of which rate variances accounted for a $416 decrease and production variances accounted for a $120 decrease.

Accretion expense decreased 13% in 2008 due primarily to changes in estimates of asset retirement obligations.

General and administrative (“G&A”) expenses were 7% lower in 2008 as compared to 2007.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2008	2007
Oil production in barrels	28,978	27,643
Gas production in mcf	32,967	30,267
Total (BOE)	34,473	32,688
Average price per barrel of oil	$111.79	$63.03
Average price per mcf of gas	$10.99	$7.62
Partnership distributions	$2,320,000	$1,150,000
Limited partner distributions	$2,088,000	$1,035,000
Per unit distribution to limited partners	$153.57	$76.13
Number of limited partner units	13,596	13,596

Operating Results
The following discussion compares our results for the nine months ended September 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective nine-month period.

Revenues
Comparing 2008 to 2007, oil and gas sales increased $1,628,761, of which price variances accounted for a $1,524,042 increase and production variances accounted for a $104,719 increase.

Production in 2008 (on a BOE basis) was 5% higher than 2007.  Oil production increased 5% in 2008. Gas production was 9% higher in 2008 than 2007 due primarily to the reactivation of a well and improved production on a well.

In 2008, our realized oil price was 77% higher than 2007, while our realized gas price was 44% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $21.32 per BOE in 2007 to $27.50 per BOE in 2008.  The increase in oil and gas production costs was due primarily to higher lease operating expenses on seven properties.  Also contributing to the increase was higher production taxes resulting from higher commodity prices.

Depletion on a BOE basis decreased 14% in 2008.  Comparing 2008 to 2007, depletion expense decreased $1,942, of which rate variances accounted for a $3,043 decrease and production variances accounted for a $1,101 increase.

Accretion expense decreased 21% in 2008 due primarily to changes in estimates asset retirement obligations.

General and administrative (“G&A”) expenses were 11% higher in 2008 as compared to 2007 due primarily to increases in professional fees.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2008 were $2,320,000, of which $2,088,000 was distributed to the limited partners and $232,000 to the general partners.  Cumulative cash distributions of $17,134,097 have been made to the general and limited partners as of September 30, 2008.  As of September 30, 2008, $15,468,929 or $1,137.76 per limited partner unit has been distributed to the limited partners, representing 228% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Oil & Gas Income Fund VIII-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 12, 2008