Form 10-Q
period 2010-03-31
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2010-05-14
CIK 825881

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Form 10-K Report for 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's 2009 Form 10-K Report.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund VIII-A, L.P.
Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,938	$90,333
Receivable from Managing General Partner	196,921	165,430
Total current assets	294,859	255,763

Oil and gas properties - using the full-
cost method of accounting	5,776,419	5,776,190
Less accumulated depreciation,
depletion and amortization	5,196,415	5,187,270

Net oil and gas properties	580,004	588,920
	$874,863	$844,683

Liabilities and Partners' Equity

Asset retirement obligation	$670,778	$659,280

Partners' equity:
General partner	6,901	4,118
Limited partners	197,184	181,285

Total partners' equity	204,085	185,403

	$874,863	$844,683

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VIII-A, L.P.
Statements of Operations
(unaudited)

	Three Month Ended
	March 31,
	2010	2009
Revenues

Oil and gas	$681,855	$369,463
Interest	91	43
	681,946	369,506

Expenses

Production	281,890	275,339
Depreciation, depletion and amortization	9,145	9,529
Accretion of asset retirement obligations	11,269	12,914
General and administrative	35,960	36,855
	338,264	334,637

Net income	$343,682	$34,869

Net income allocated to:

Managing General Partner	$35,283	$4,440

Limited partners	$308,399	$30,429

Per limited partner unit	$22.68	$2.24

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VIII-A, L.P.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:

Cash received from oil and gas sales	$650,364	$344,108
Cash paid to suppliers	(317,850)	(357,941)
Interest received	91	43

Net cash provided by (used in) operating activities	332,605	(13,790)

Cash flows used in investing activities:

Additions to oil and gas properties	-	(26,379)

Cash flows used in financing activities:

Distributions to partners	(325,000)	(35,000)

Net increase (decrease) in cash and cash equivalents	7,605	(75,169)

Beginning of period	90,333	105,984

End of period	$97,938	$30,815

Reconciliation of net income to net cash
provided by operating activities:

Net income	$343,682	$34,869

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	9,145	9,529
Accretion of asset retirement obligations	11,269	12,914
Increase in receivables	(31,491)	(25,355)
Decrease in payables	-	(45,747)

Net cash provided by (used in) operating activities	$332,605	$(13,790)

Noncash investing and financing activities:
Increase in oil and gas properties –
Asset retirement obligations	$229	$-

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

2.             Summary of Significant Accounting Policies
The interim financial information as of March 31, 2010, and for the three months ended March 31, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in abandonment obligations for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$659,280	$574,148
Revisions of previous estimates	(45)	-
Additional abandonment obligations from new wells	274	-
Accretion expense	11,269	12,914
End of period	$670,778	$587,062

4.             Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of March 31, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of March 31, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	March 31,
	2010	2009
Oil production in barrels	8,481	8,497
Gas production in mcf	7,910	10,261
Total (BOE)	9,799	10,207
Average price per barrel of oil	$73.33	$39.25
Average price per mcf of gas	$7.58	$3.50
Partnership distributions	$325,000	$35,000
Limited partner distributions	$292,500	$31,500
Per unit distribution to limited partners	$21.51	$2.32
Number of limited partner units	13,596	13,596

Operating Results
The following discussion compares our results for the quarters ended March 31, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenues
Comparing 2010 to 2009, oil and gas sales increased $312,392, of which price variances accounted for a $321,254 increase and production variances accounted for a $8,862 decrease.

Production in 2010 (on a BOE basis) was 4% lower than 2009.  Our oil production in 2010 was less than 1% lower than 2009.  Our gas production was 23% lower in 2010 than 2009 due primarily to production declines on four wells.

In 2010, our realized oil price was 87% higher than 2009, while our realized gas price was 117% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $26.98 per BOE in 2009 to $28.77 per BOE in 2010.

Depletion on a BOE basis decreased less than 1% in 2010.  Comparing 2010 to 2009, depletion expense decreased $384, of which rate variances accounted for a $3 decrease and production variances accounted for a $381 decrease.

Accretion expense decreased 13% due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 2% lower in 2010 compared to 2009.

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

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2010 were $325,000, of which $292,500 was distributed to the limited partners and $32,500 to the general partner.  Cumulative cash distributions of $18,589,097 have been made to the general and limited partners as of March 31, 2010.  As of March 31, 2010, $16,778,429 or $1,234.07 per limited partner unit has been distributed to the limited partners, representing 247% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.                    Legal Proceedings

None

Item 1A.                 Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission on March 31, 2010 and available at www.sec.gov.  There have been no material changes to these risk factors since the filing of our Form 10-K.

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

Southwest Oil & Gas Income Fund VIII-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	May 14, 2010