Form 10-Q
period 2010-06-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2010-08-13
CIK 825881

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund VIII-A, L.P.
Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$142,364	$90,333
Receivable from Managing General Partner	203,405	165,430
Total current assets	345,769	255,763

Oil and gas properties - using the full-
cost method of accounting	5,805,034	5,776,190
Less accumulated depreciation,
depletion and amortization	5,207,335	5,187,270

Net oil and gas properties	597,699	588,920
	$943,468	$844,683

Liabilities and Partners' Equity

Asset retirement obligation	$714,717	$659,280

Partners' equity:
General partner	10,459	4,118
Limited partners	218,292	181,285

Total partners' equity	228,751	185,403

	$943,468	$844,683

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VIII-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues

Oil and gas	$818,281	$561,886	$1,500,136	$931,349
Interest	111	37	201	80
	818,392	561,923	1,500,337	931,429

Expenses

Production	388,658	263,119	670,548	538,459
Depreciation, depletion and amortization	10,920	9,496	20,065	19,025
Accretion expense	11,488	13,261	22,757	26,175
General and administrative	32,659	30,789	68,619	67,644

	443,725	316,665	781,989	651,303

Net income	$374,667	$245,258	$718,348	$280,126

Net income allocated to:
Managing General Partner	$38,559	$25,475	$73,841	$29,915

Limited partners	$336,108	$219,783	$644,507	$250,211

Per limited partner unit	$24.72	$16.17	$47.40	$18.40

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VIII-A, L.P.
Statements of Cash Flows
(unaudited)

	Six Month Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Cash received from oil and gas sales	$1,462,161	$785,434
Cash paid to suppliers	(739,167)	(651,850)
Interest received	201	80
Net cash provided by operating activities	723,195	133,664

Cash flows from investing activities:
Sale of equipment	3,836	-
Additions to oil and gas properties	-	(28,391)
Net cash provided by (used in) investing activities	3,836	(28,391)

Cash flows used in financing activities:
Distributions to partners	(675,000)	(160,000)

Net increase (decrease) in cash and cash equivalents	52,031	(54,727)

Beginning of period	90,333	105,984

End of period	$142,364	$51,257

Reconciliation of net income to net
cash provided by operating activities:

Net income	$718,348	$280,126

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	20,065	19,025
Accretion expense	22,757	26,175
Increase in receivables	(37,975)	(145,915)
Decrease in payables	-	(45,747)

Net cash provided by operating activities	$723,195	$133,664

Noncash investing and financing activities:

Increase in oil and gas properties –
Asset retirement obligation	$32,680	$49,408

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

2.	Summary of Significant Accounting Policies
The interim financial information as of June 30, 2010, and for the three and six months ended June 30, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in abandonment obligations for the six months ended June 30, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$659,280	$574,148
Additional abandonment obligations from new wells	274	-
Revisions of estimates	32,406	49,408
Accretion expense	22,757	26,175
End of period	$714,717	$649,731

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of June 30, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months ended
	June 30,
	2010	2009
Oil production in barrels	10,339	9,653
Gas production in mcf	10,721	10,073
Total (BOE)	12,126	11,332
Average price per barrel of oil	$73.52	$53.89
Average price per mcf of gas	$5.43	$4.14
Partnership distributions	$350,000	$125,000
Limited partner distributions	$315,000	$112,500
Per unit distribution to limited partners	$23.17	$8.27
Number of limited partner units	13,596	13,596

Operating Results
The following discussion compares our results for the quarters ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $256,395, of which price variances accounted for a $216,745 increase and production variances accounted for a $39,650 increase.

Production in 2010 (on a BOE basis) was 7% higher than 2009.  Oil production increased 7% in 2010 than 2009.  Gas production was 6% higher in 2010 than 2009.

In 2010, our realized oil price was 36% higher than 2009, while our realized gas price was 31% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $23.22 per BOE in 2009 to $32.05 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to subsurface repairs on an injection well and an oil well and a workover on an oil well.

Depletion on a BOE basis increased 7% in 2010.  Comparing 2010 to 2009, depletion expense increased $1,424, of which rate variances accounted for a $759 increase and production variances accounted for a $665 increase.

Accretion expense decreased 13% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 6% higher in 2010 than 2009.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2010	2009
Oil production in barrels	18,820	18,150
Gas production in mcf	18,631	20,334
Total (BOE)	21,925	21,539
Average price per barrel of oil	$73.43	$47.03
Average price per mcf of gas	$6.34	$3.82
Partnership distributions	$675,000	$160,000
Limited partner distributions	$607,500	$144,000
Per unit distribution to limited partners	$44.68	$10.59
Number of limited partner units	13,596	13,596

Operating Results
The following discussion compares our results for the six months ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective six-month period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $568,787, of which price variances accounted for a $543,780 increase and production variances accounted for a $25,007 increase.

Production in 2010 (on a BOE basis) was 2% higher than 2009.  Oil production increased 4% in 2010 than 2009.  Gas production was 8% lower in 2010 than 2009.

In 2010, our realized oil price was 56% higher than 2009, while our realized gas price was 66% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $25.00 per BOE in 2009 to $30.58 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to subsurface repairs on an injection well and an oil well and a workover on an oil well.

Depletion on a BOE basis increased 4% in 2010.  Comparing 2010 to 2009, depletion expense increased $1,040, of which rate variances accounted for a $699 increase and production variances accounted for a $341 increase.

Accretion expense decreased 13% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 1% higher in 2010 than 2009.

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

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2010 were $675,000, of which $607,500 was distributed to the limited partners and $67,500 to the general partners.  Cumulative cash distributions of $18,939,097 have been made to the general and limited partners as of June 30, 2010.  As of June 30, 2010, $17,093,429 or $1,257.24 per limited partner unit has been distributed to the limited partners, representing 251% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Oil & Gas Income Fund VIII-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 13, 2010