Form 10-Q
period 2010-09-30
SOUTHWEST OIL & GAS INCOME FUND VIII-A L P
filed 2010-11-12
CIK 825881

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Oil & Gas Income Fund VIII-A, L.P.
Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$151,955	$90,333
Receivable from Managing General Partner	137,166	165,430
Total current assets	289,121	255,763

Oil and gas properties - using the full-
cost method of accounting	5,801,818	5,776,190
Less accumulated depreciation,
depletion and amortization	5,215,031	5,187,270

Net oil and gas properties	586,787	588,920
	$875,908	$844,683

Liabilities and Partners' Equity

Asset retirement obligation	$726,746	$659,280

Partners' equity:
General partner	3,270	4,118
Limited partners	145,892	181,285

Total partners' equity	149,162	185,403

	$875,908	$844,683

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VIII-A, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues

Oil and gas	$656,626	$579,860	$2,156,761	$1,511,209
Interest	143	81	344	161
	656,769	579,941	2,157,105	1,511,370

Expenses

Production	351,691	314,118	1,022,239	852,577
Depreciation, depletion and amortization	7,696	8,071	27,761	27,096
Accretion expense	12,029	13,617	34,786	39,792
General and administrative	29,941	32,586	98,560	100,230

	401,357	368,392	1,183,346	1,019,695

Net income	$255,412	$211,549	$973,759	$491,675

Net income allocated to:

Managing General Partner	$26,311	$21,962	$100,152	$51,877

Limited partners	$229,101	$189,587	$873,607	$439,798

Per limited partner unit	$16.85	$13.94	$64.25	$32.35

The accompanying notes are an integral
part of these financial statements.

Southwest Oil & Gas Income Fund VIII-A, L.P.
Statements of Cash Flows
(unaudited)

	Nine Month Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Cash received from oil and gas sales	$2,185,025	$1,402,469
Cash paid to suppliers	(1,120,799)	(1,017,348)
Interest received	344	161
Net cash provided by operating activities	1,064,570	385,282

Cash flows from investing activities:
Sale of oil and gas properties	7,052	-
Additions to oil and gas properties	-	(33,488)
Net cash provided by (used in) investing activities	7,052	(33,488)

Cash flows used in financing activities:
Distributions to partners	(1,010,000)	(370,000)

Net increase (decrease) in cash and cash equivalents	61,622	(18,206)

Beginning of period	90,333	105,984

End of period	$151,955	$87,778

Reconciliation of net income to net
cash provided by operating activities:

Net income	$973,759	$491,675

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	27,761	27,096
Accretion expense	34,786	39,792
Settlement of asset retirement obligations
for plugged and abandoned wells	-	(18,794)
Decrease (increase) in receivables	28,264	(108,740)
Decrease in payables	-	(45,747)

Net cash provided by operating activities	$1,064,570	$385,282

Noncash investing and financing activities:

Increase in oil and gas properties –
Asset retirement obligations	$32,680	$49,408

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

2.	Summary of Significant Accounting Policies
The interim financial information as of September 30, 2010, and for the three and nine months ended September 30, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Southwest Oil & Gas Income Fund VIII-A, L.P.

Notes to Financial Statements

3.	Abandonment Obligations - continued

Changes in abandonment obligations for the nine months ended September 30, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$659,280	$574,148
Revisions of estimates	32,406	49,408
Additional abandonment obligations from new wells	274	-
Settlement of obligations for plugged and abandoned wells	-	(18,794)
Accretion expense	34,786	39,792
End of period	$726,746	$644,554

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of September 30, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

	Three Months Ended
	September 30,
	2010	2009
Oil production in barrels	8,575	8,756
Gas production in mcf	7,750	5,713
Total (BOE)	9,867	9,708
Average price per barrel of oil	$71.54	$63.22
Average price per mcf of gas	$5.57	$4.61
Partnership distributions	$335,000	$210,000
Limited partner distributions	$301,500	$189,000
Per unit distribution to limited partners	$22.18	$13.90
Number of limited partner units	13,596	13,596

Operating Results
The following discussion compares our results for the quarters ended September 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenues
Comparing 2010 to 2009, oil and gas sales increased $76,766, of which price variances accounted for a $78,821 increase and production variances accounted for a $2,055 decrease.

Production in 2010 (on a BOE basis) was 2% higher than 2009.  Oil production decreased 2% in 2010.  Gas production was 36% higher in 2010 than 2009 due primarily to production increases on four properties.

In 2010, our realized oil price was 13% higher than 2009, while our realized gas price was 21% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $32.36 per BOE in 2009 to $35.64 per BOE in 2010.  The increase in oil and gas production costs was due primarily to subsurface repairs on a salt water disposal well.

Depletion on a BOE basis decreased 6% in 2010.  Comparing 2010 to 2009, depletion expense decreased $375, of which rate variances accounted for a $507 decrease and production variances accounted for a $132 increase.

Accretion expense decreased 12% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 8% lower in 2010 than 2009.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2010	2009
Oil production in barrels	27,395	26,906
Gas production in mcf	26,381	26,047
Total (BOE)	31,792	31,247
Average price per barrel of oil	$72.84	$52.30
Average price per mcf of gas	$6.11	$3.99
Partnership distributions	$1,010,000	$370,000
Limited partner distributions	$909,000	$333,000
Per unit distribution to limited partners	$66.86	$24.49
Number of limited partner units	13,596	13,596

Operating Results
The following discussion compares our results for the nine months ended September 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective nine-month period.

Revenues
Comparing 2010 to 2009, oil and gas sales increased $645,552, of which price variances accounted for a $618,644 increase and production variances accounted for a $26,908 increase.

Production in 2010 (on a BOE basis) was 2% higher than 2009.  Oil production increased 2% in 2010. Gas production was 1% higher in 2010 than 2009.

In 2010, our realized oil price was 39% higher than 2009, while our realized gas price was 53% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Expenses
Oil and gas production costs on a BOE basis increased from $27.29 per BOE in 2009 to $32.15 per BOE in 2010.  The increase in oil and gas production costs was due primarily to subsurface repairs on a salt water disposal well and a workover on an oil well.

Depletion on a BOE basis increased 1% in 2010.  Comparing 2010 to 2009, depletion expense increased $665, of which rate variances accounted for a $193 increase and production variances accounted for a $472 increase.

Accretion expense decreased 13% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 2% lower in 2010 as compared to 2009.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2010 were $1,010,000, of which $909,000 was distributed to the limited partners and $101,000 to the general partners.  Cumulative cash distributions of $19,274,097 have been made to the general and limited partners as of September 30, 2010.  As of September 30, 2010, $17,394,929 or $1,279.42 per limited partner unit has been distributed to the limited partners, representing 256% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Oil & Gas Income Fund VIII-A, L.P.,
a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 12, 2010